Form 10-K
period 2022-03-31
Goldenstone Acquisition Ltd.
filed 2022-06-29
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

GOLDENSTONE ACQUISITION LIMITED
(Exact Name of Registrant as Specified in its Charter)

Delaware	001-41328	85-3373323
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

4360 E. New York Street, Aurora, IL	60504
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 352-7788

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GDST	The NasdaqStock Market LLC
Redeemable Warrants, each exercisable for one-half of one share of Common Stock at an exercise price of $11.50 per whole share	GDSTW	The NasdaqStock Market LLC
Rights, entitling the holder to receive one-tenth of one share of Common Stock upon consummation of a business combination	GDSTR	The NasdaqStock Market LLC
Units, each consisting of one share of Common Stock, one redeemable warrant and one right	GDSTU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At September 30, 2021, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

As of June 28, 2022, 7,596,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GOLDENSTONE ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended March 31, 2022

i

FORWARD LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (the “Form 10-K”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance following our offering.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

ITEM 1. BUSINESS

Introduction

Goldenstone Acquisition Limited is a Delaware corporation incorporated as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region other than we have agreed that we will not undertake an initial business combination with any entity headquartered in, or conducts the majority of its business in, China (including Hong Kong and Macau).

The Company’s sponsor is Goldenstone Holdings, LLC which is controlled by Eddie Ni, our Chief Executive Officer.

On March 21, 2022, we consummated our initial public offering (“IPO”) of 5,750,000 units (the “Units”) which included the full exercise by the underwriter of its over-allotment option, each Unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”), one redeemable warrant (“Warrant”), each Warrant entitling the holder thereof to purchase one-half of one share of Common Stock for $11.50 per whole share and one right (“Right”), with each Right entitling the holder to 1/10 of one share of Common Stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $57,500,000. The units sold included the full exercise of the underwriters’ over-allotment.

Simultaneously with the closing of the IPO, the Company consummated the private placement (“Private Placement”) with the Sponsors and certain other investors of 351,250 units (the “Private Units”), generating total proceeds of $3,512,500.

The Private Units are identical to the Units sold in the IPO except that the holders have agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date we complete our initial business combination. In addition, the warrants included in the Private Units are not redeemable if held by them or a permitted transferee. Our Sponsors and the anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Upon the closing of the initial public offering on March 21, 2022, a total of $58,362,500 of the net proceeds from the IPO, the Over-Allotment and the Private Placement were deposited in a trust account established for the benefit of our public stockholders.

As of March 31, 2022, a total of $58,364,703 including the net proceeds from the IPO and the Private Placement as well as income accrued since the date of the IPO was being held in a trust account established for the benefit of the Company’s public stockholders.

None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) our consummation of our initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of our public shares if we are unable to consummate our initial business combination within 12 months of the closing of the IPO or up to 21 months if the time to complete the business combination is extended

General

We are a newly organized Delaware blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, which we refer to throughout this Form 10-K as our initial business combination, with one or more businesses or entities, which we refer to throughout this Form 10-K as a target business. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location other than we have agreed that we will not undertake an initial business combination with any entity headquartered in, or conducts the majority of its business in, China

We primarily intend to focus on acquiring growth-oriented business with an enterprise value between $150 million and $500 million. We have not selected any potential target business and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential target business regarding entering into a business combination with us.

Leadership of an Experienced Team

We will seek to capitalize on the comprehensive experience and contacts of our executive officers and directors in consummating an initial business combination. Our team is led by Eddie Ni, our President and Chief Executive Officer, Ray Chen, our Chief Financial Officer, and Yongsheng Liu, our Chief Operating Officer.

Mr. Eddie Ni, our President and Chief Executive Officer, brings us his more than 30 years of investment, business management and entrepreneurial experience. He has been the chairman and chief executive officer of Windfall Group since December 2009. Windfall Group, a Ohio corporation, has a large business portfolio involved in a variety of industries in U.S., including real estate, building supply, construction, and import/export of construction materials and home building structures such as granite and cabinet. Under the management of Windfall Group, Mr. Ni has raised, invested, and managed over hundred-million-dollar assets including commercial real estates across the Midwest United States, from Ohio and Illinois to Georgia and South Carolina, and New York City and New Jersey. Mr. Ni was the chairman and chief executive officer of Direct Import Home Décor from November 2003 to November 2009. Prior to Windfall Group and Direct Import Home Décor, from May 1990 to October 2003, Mr. Ni was the founder and chief executive officer of Ni’s Dynasty, which focused on investments in management of the food and beverage industry.

Mr. Chen and Mr. Liu have experience with initial public offerings and business combinations for blank check companies. They have worked together on the formation, initial public offering and business combination for Wealthbridge Acquisition Limited (“Wealthbridge”) and Goldenbridge Acquisition Limited (“Goldenbridge”).

Mr. Chen also has over 10 years of extensive experience with mergers and acquisitions, especially with respect to target sourcing, deal structuring, and investment relations. He served as chief operating officer of Wealthbridge, which consummated its initial public offering in February 2019 and closed its initial business combination with Scienjoy Inc. (“Scienjoy”) in May 2020, and has been serving as Vice President and Director of investor relation of Scienjoy since May 2020. In addition, since August 2020, Mr. Chen has been serving as the chief operating officer of Goldenbridge, which consummated its initial public offering in March 2021. Goldenbridge is currently in the process of evaluating business combination candidates.

Mr. Liu has over 10 years of experience in mergers and acquisitions, including cross-border transactions involving the United States and China, which Mr. Liu actively participated in (in a variety capacities) from initial deal sourcing and negotiations through consummation. Mr. Liu served as chief executive officer and chairman of Wealthbridge, until its initial business combination with Scienjoy in May 2020, and has been serving as vice chairman of Scienjoy’s board of director since May 2020. He has served as the chief executive officer and chairman of Goldenbridge since August 2020.

With a management team with experience in merger and acquisitions for blank check companies, connections to the global business community including Asia and North America, and experience in business development, we believe we can source attractive deals and find compelling investment opportunities from private and public sources to create value for stockholders. See Item 10, “Directors, Officers and Corporate Governance” for complete information on the experience of our officers and directors.

Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a In addition, past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. Furthermore, the members of the management team may not remain with us subsequent to the consummation of a business combination.

Competitive Advantages

Experienced Management Team with Proven Track Record

Our management team has a proven track record of successfully executing business combination and generating attractive return for investors as evidenced by the completion of a business combination between Wealthbridge and Scienjoy in May 2020.

We believe we have a broad network of contacts and corporate relationships worldwide that makes us efficient at:

●	Sourcing and evaluating businesses;

●	Bridging cultural and language differences to negotiate and execute a transaction in a timely and professional manner; and

●	Utilizing our worldwide networks and relationships with investment banks and family offices to identify attractive acquisition candidates in the Artificial Intelligent, Green Energy and Electronic Vehicle industries.

By leveraging our management team’s industry expertise, performing disciplined due diligence, seeking downside protection, and providing post-acquisition value-add capabilities, we believe that we will be able to acquire a target business that will achieve significant returns for investors.

Status as a Publicly Listed Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our stockholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staffs.

Strong Financial Position and Flexibility

With the funds held in our trust account, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from this offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third-party financing.

Acquisition Criteria

The focus of our management team is to create stockholder value by leveraging its experience to improve the efficiency of the business while implementing strategies to grow revenue and profits organically and/or through acquisitions.

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

●	Advantage of the Niche Deal Size

We intend to acquire companies with enterprise values of between $150 million and $500 million that are preferably already cash-generative. We believe we have greater access to companies within this range and the negotiation process is generally less time consuming than companies that are larger.

●	Predicable Revenue Visibility with Defensible Market Position

We intend to seek target companies that are at an inflection point, such as those requiring additional management expertise, are able to innovate by developing new products or services, or where we believe we can drive improved financial performance and where an acquisition may help facilitate growth.

●	Benefits from Being a U.S. Public Company (Value Creation and Marketing Opportunities)

We intend to seek target companies that offer attractive risk-adjusted equity returns for our stockholders. We intend to seek to acquire a target on terms and in a manner that leverages our experience. We expect to evaluate financial returns based on (i) the potential for organic growth in cash flows, (ii) the ability to achieve cost savings, (iii) the ability to accelerate growth, including through the opportunity for follow-on acquisitions and (iv) the prospects for creating value through other value creation initiatives. Potential upside from growth in the target business’ earnings and an improved capital structure will be weighed against any identified downside risks.

●	Exceptional management and governance.

We intend to seek companies that have trustworthy, talented, experienced, and highly competent management teams. These companies may be led by entrepreneurs who are looking for a partner with our expertise to execute on the next stage of their growth. For target companies that require new management, we will leverage our team’s experience in identifying and recruiting top talent.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Form 10-K, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and their respective affiliates, and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses, relationships with sellers, financing sources and target management teams and experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships will provide us important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Form 10-K, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Other Acquisition Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team may directly or indirectly own our common stock and/or private units following this offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities, including Goldenbridge, pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Delaware laws, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, including Goldenbridge, and only present it to us if such entity rejects the opportunity.

Our sponsor, officers and directors may become an officer or director of other special purpose acquisition companies with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Notwithstanding the foregoing, such officers and directors will continue to have a pre-existing fiduciary obligation to us and we will, therefore, have priority over any special purpose acquisition companies they subsequently join.

Initial Business Combination

NASDAQ rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We will have until 12 months from the closing of this offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and the trustee in connection with the IPO, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,725,000, or $0.30 per share if we extend for the full nine months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial business combination. If we complete our initial business combination, we would either repay such loaned amounts out of the proceeds of the trust account released to us, or up to $1,725,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender. If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available. Furthermore, the letter agreement with our initial stockholders contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account in the event that we do not complete a business combination. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. You will not be able to vote on or redeem your shares in connection with any such extension.

If we are unable to complete our initial business combination within such 12-month period (or up to 21 months from the closing of this offering if we extend the period of time to consummate a business combination by the full amount of time), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, public rights, private warrants or private rights. The warrants and rights will expire worthless if we fail to complete our initial business combination within the 12-month time period (or up to 21 months from the closing of this offering if we extend the period of time to consummate a business combination by the full amount of time). You will not be able to vote on or redeem your shares in connection with any such extension.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We have registered our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Corporate Information

Our principal executive office is located at 4360 E. New York St., Aurora, IL 60504, and our telephone number is 330-352-7788.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that are held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equal or exceeds $250 million as of the end of that fiscal year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that fiscal year’s second fiscal quarter.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 4360 E. New York Street; Aurora, Illinois, 60504. Our executive offices are provided to us by our Sponsor. On March 16, 2022, we agreed to pay our Sponsor a total of $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “GDSTU” on March 17, 2022. The shares of common stock, warrants and rights comprising the units began separate trading on Nasdaq on April 14, 2022, under the symbols “GDST”, “GDSTW” and “GDSTR”, respectively. The separation of the Units was voluntary and all securities continue to trade.

Holders of Record

As of June 28, 2022, there were 7,596,250 of our shares of common stock issued and outstanding held by 10 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On March 21, 2022, Goldenstone consummated its initial public offering (the “IPO”) of 5,750,000 units (the “Units”) which included the full exercise of the over-allotment option to purchase 750,000 Units, each Unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”), one redeemable warrant to purchase one-half of one share of Common Stock for $11.50 (“Warrant”) and one right to acquire one-tenth of one share of Common Stock.

Simultaneously with the closing of the IPO and the over-allotment, we consummated the issuance of 351.250 private placement units (the “Private Placement Units”) at $10.00 per Private Placement Unit.

Upon the closing of the initial public offering on March 21, 2022, a total of $58,362,500 of the net proceeds from the IPO, the Over-Allotment and the Private Placement were deposited in a trust account established for the benefit of our public stockholders.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to “we”, “us”, “our” or the “Company” are to Goldenstone Acquisition Limited, except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on September 9, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On March 21, 2022, we consummated our IPO of 5,750,000 units at $10.00 per unit (the “Units”). The units sold included the full exercise of the underwriters’ over-allotment. Each Unit consists of one share of our common stock (the “Public Shares”), one redeemable warrant to purchase one-half of one share of our common stock at a price of $11.50 per whole share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of our common stock upon the consummation of the Business Combination.

Simultaneously with the closing of the IPO and the over-allotment, we consummated the issuance of 351,250 private placement units (the “Private Placement Units”) for aggregate cash proceeds of $3,512,500. Each Private Placement Unit consists of one share of our common stock, one redeemable warrant to purchase one-half of one share of our common stock at a price of $11.50 per whole share and one right. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of our common stock upon the consummation of our Business Combination. Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating our Business Combination.

Upon the closing of the initial public offering on March 21, 2022, a total of $58,362,500 of the net proceeds from the IPO, the Over-Allotment and the Private Placement were deposited in a trust account established for the benefit of our public stockholders.

If we have not completed our initial business combination within 12 months (unless extended), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in connection with our initial public offering and our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended from March 31, 2022, we incurred a net loss of $53,448, which consisted of formation and operating costs of $43,401 and franchise tax expense of $12,250, partially offset by interest income on the trust account of $2,203. For the period from September 9, 2020 (inception) through March 31, 2021, we incurred a net loss of $1,054 which was all attributable to formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2022, we had $959,964 in cash in our operating account as compared to cash of $36,446 at March 31, 2021 and working capital of $949,866 as compared to a working capital deficit of $37,680 at March 31, 2021. The improvement in liquidity is all attributable to the completion of the IPO

Prior the completion of the IPO, our liquidity needs had been satisfied through a capital contribution from the Sponsors of $25,874 for common stock and from loans from a Sponsor and related parties in order to pay offering costs. In addition, in order to finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of March 31, 2022, there was no amounts outstanding under any Working Capital, Sponsors or related party loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Critical Accounting Policies and Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

We have made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination.

Deferred Offering Costs

We comply with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $4,331,021 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to stockholders’ equity upon the completion of the IPO.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of January 1, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on September 10, 2021, the holders of the founder shares, the private placement units and private placement units that may be issued upon conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the closing date of this offering requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

We granted the underwriters a 45-day option from the date of the initial public offering to purchase up to an additional 750,000 units to cover over-allotments, if any at the initial public offering price less the underwriting discounts and commissions. This option was fully exercised at the time of the IPO.

The underwriters received a cash underwriting discount of 2% of the gross proceeds of the IPO, or $1,150,000, upon closing of the IPO. In addition the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the sale of Units in the IPO, or $2,012,500, which is currently held in the trust account and would be payable upon the completion of the initial Business Combination subject to the terms of the underwriting agreement.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Eddie Ni	59	Director, Chief Executive Officer, and President
Ray Chen	57	Director, Chief Financial Officer
Yongsheng Liu	53	Chief Operating Officer
Jonathan McKeage	68	Independent Director
Pin Tai	68	Independent Director
Nan Sun	40	Independent Director

Below is a summary of the business experience of each of our executive officers and directors:

Eddie Ni. Mr. Ni has been our President and Chief Executive Officer since March 2021 and he has more than 30 years of investment, business management and entrepreneurial experience. He has been the chairman and chief executive officer of Windfall Group since December 2009. Windfall Group, an Ohio corporation, has a large business portfolio involved in a variety of industries in U.S., including real estate, building supply, construction, and import/export of construction materials and home building structures such as granite and cabinet. Under the management of Windfall Group, Mr. Ni has raised, invested, and managed over hundred-million-dollar assets including commercial real estates across the Midwest to the south states of United States from the State of Ohio, Illinois to Georgia and South Carolina, and New York City and New Jersey. Mr. Ni was the chairman and chief executive officer of Direct Import Home Décor from November 2003 to November 2009. Prior to Windfall Group and Direct Import Home Décor, from May 1990 to October 2003, Mr. Ni was the founder and chief executive officer of Ni’s Dynasty focusing on investing and managing in the food and beverage industry. We believe that Mr. Ni is qualified to serve on our board of directors based on his expertise in business management and his transaction experience.

Ray Chen. Mr. Chen has been our Chief Financial Officer since March 2021. He has served as chief operating officer of Goldenbridge Acquisition Limited since August 2020. Mr. Chen served as director and chief operating officer of Wealthbridge Acquisition Limited, a special purpose acquisition company, from February 2018 until its business combination with Scienjoy Inc. in May 2020, and has served as the investor relation officer of Scienjoy since then. Mr. Chen served as chief executive officer at Fortissimo Film International Ltd., a privately-owned film development and production company from August 2016 to January 2018. From January 2013 to February 2016, Mr. Chen was chief executive officer of Beijing Galloping Horse Film & TV Production Co., Ltd. From January 2010 to March 2013, Mr. Chen was the head of sales in the Beijing Office of Star Jet Co., Ltd. Prior to his Star Jet experience, Mr. Chen was the executive board member and head of sales in Asia Jet Partners Limited, a privately-owned holding company specializing in general aviation and aircraft leasing. Mr. Chen joined Asia Jet after his service as chief executive officer at ABC International Inc., a business consulting company based in Cleveland, Ohio. Mr. Chen attended business and marketing courses at Cleveland State University from September 1991 to June 1995. We believe Mr. Chen is well-qualified to serve as a member of the board given his public company experience, including other similarly structured blank check companies, business leadership, operational experience and contacts.

Yongsheng Liu. Mr. Liu has been our Chief Operating Officer since April 2021. Throughout the past 20 years, Mr. Liu has assumed various corporate leadership positions and demonstrated his strong execution ability and in-depth knowledge in private equity and corporate M&A transactions across a wide range of sectors including aviation, consumer, financial institutions, and technology. He has served as chairman and chief executive officer of Goldenbridge Acquisition Limited since August 2020. He served as chairman and chief executive officer of Wealthbridge Acquisition Limited, a special purpose acquisition company, from June 2018 until its business combination with Scienjoy Inc. in May 2020, and has served as vice chairman of Scienjoy’s board since then. From March 2017 to April 2018, Mr. Liu served as chairman and chief executive officer of Royal China Holdings Limited (HKEx: 01683), during which he spearheaded the company’s international growth strategy focusing on acquiring targets in aviation industry and finance sector. From the beginning of 2013 to March 2017, Mr. Liu was chairman of Joy Air General Aviation, chairman of Cambodia Bayon Airlines, vice chairman of Everbright and Joy International Leasing Company, and president of General Aviation Investment Company (Shanghai). From April 2004 to August 2008, Mr. Liu also served as chief strategy officer of United Eagle Airlines (subsequently renamed to Chengdu Airlines). From December 1994 to June 2000, Mr. Liu was a manager of China Southern Airlines responsible for ground staff training. Mr. Liu received his master’s degree from University of Ottawa in 2002 and his bachelor’s degree from Civil Aviation University of China in 1992. We believe Mr. Liu is well-qualified to serve as a member of the board given his public company experience, including other similarly structured blank check companies, business leadership, operational experience and contacts.

Jonathan McKeage. Mr. McKeage has been our director since July 2021. has over 30 years of experience in the areas of M&A, corporate finance, equity analysis, trading and investor relations. Mr. McKeage has held executive positions at publicly traded U.S. corporations, including Vice President of Corporate Development for NASDAQ-quoted, Minneapolis-based Digital Angel Corporation, where for seven years (2004-2010) he coordinated acquisitions and divestitures and served as in-house investor relations manager for this international RFID and GPS technology group. During this time, he also served as CEO and Director of New Jersey-based Digital Angel subsidiary InfoTech USA, an OTC-quoted provider of information technology and consulting services to small and medium sized businesses, where he led a business model restructuring and eventual sale to a private equity group, as part of the parent company’s program of divestiture of non-core assets. Before this, Mr. McKeage for two years was an Account Manager with Allen & Caron, a New York and London based investor relations firm, where he led roadshows and wrote press releases for the firm’s small cap client base, and advised C-suite executives on IR strategies. In the early 1990s Mr. McKeage spent three years with Kalb Voorhis, a New-York based brokerage and specialist operation, where he acted as floor broker on the NYSE and client relationship manager with the firm’s AMEX specialist unit, as well as on the firm’s equity sales desk “upstairs” executing customer trades on these exchanges. Following this, he spent two years with Niederhoffer Investments, a New York-based financial group engaged primarily in commodities trading, where he engaged in commodities research and ADR trading, as well as managing the firm’s private company exclusive sale business. Mr. McKeage’s investment banking experience includes seven years (1995-2002) as a Managing Director in the Corporate Finance department of New York-based Dominick & Dominick LLC, where he was involved in a number of domestic and international M&A and equity funding assignments and also led European roadshows for US clients in conjunction with Dominick’s then-extensive European branch network. During this time Mr. McKeage also published a number of research reports on small cap technology companies. Prior to his time with Dominick, Mr. McKeage was an Associate with Morgan Grenfell Inc., the New York office of Morgan Grenfell plc, the British merchant bank, where he participated in domestic and cross-border M&A transactions, and also participated in a roadshow for the launch of Morgan Grenfell’s London-based merchant banking fund (1986-1990). Mr. McKeage began his investment banking career in the Municipal Finance division of PaineWebber in New York, where he was a member of a team structuring tax-exempt municipal bonds. More recently (since 2015), Mr. McKeage has been involved in educational services, as a corporate executive, teacher and consultant. He has served as CEO, Director and Senior Advisor for American Education Center, Inc., a New York-based, OTC-quoted provider of college application advice, and acclimation and business services to Chinese students studying in the US and their families. During this time, he also taught online courses in Equity Analysis, Personal Investing, US Capital Markets, M&A, and the Global Investment Banking Industry. Mr. McKeage holds a BA degree from Rice University, MA and PhD degrees from Harvard University and a Certificate in Business Administration from The Wharton School. We believe Mr. McKeage is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

Pin Tai. Mr. Tai has been our director since April 2021. He has over 38 years of commercial banking experience in U.S., Hong Kong and mainland China. Mr. Tai joined Cathay Bank in 1999 as general manager of its New York region, and was instrumental in the development of its east coast presence in New York, Boston, Maryland, New Jersey and Chicago. He took on more responsibilities within the bank as executive vice president of eastern regions including Texas and was appointed chief lending officer in 2013. In 2015, he was invited to join the board of directors and was appointed as president of Cathay Bank. In 2016, he was named chief executive officer and president of Cathay General Bancorp and Cathay Bank. During his tenure as chief executive officer and president, Cathay Bank was ranked top 10 Best Banks in 2018 and within the top 20 Best Banks in America for 5 consecutive years by Forbes Magazine. Mr. Tai retired from Cathay Bank in September 2020. Subsequently he was invited to join GPI Investment Group and became chairman of GPI Real Estate Opportunity Fund, a private equity focusing on investment in multi-family, student housing and undervalued real estate assets. Prior to joining Cathay Bank, he worked for Bank of China, USA for 13 years in charge of credit and business development, marketing and correspondent banking. Before that, he was with Bank of America in Hong Kong and mainland China providing international banking services to Chinese state-owned banks and companies as well as multinational companies. He was amongst the earliest group of American bankers entering China market in 1980. Mr. Tai graduated from the University of Rochester with a bachelor of science degree in Chemical Engineering and received his master’s degree in business administration with Honor from Northwestern University’s Kellogg School of Management. He also completed the Directors Training Program at UCLA Anderson School of Business. He was former vice chair and board member of NY Chinatown Partnership Local Development Corporation, director of NY Chinese Bankers Association, director of Cathay General Bancorp, Cathay Bank and Cathay Bank Foundation, Western Bankers Association, California Bankers Association, Foothill Family Services at Pasadena and Worldwide Christian Churches Ministries. Mr. Tai was invited to become a member of the Committee of 100 in 2019. We believe Mr. Tai is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

Nan Sun. Mr. Sun has been our director since April 2021. Mr. Sun currently serves as general manager of H-Bar Continuous Cast Iron Corp. from 2014. Mr. Sun has been a professor in Xi’an University of Technology, China and a guest professor in University of Notre Dame, U.S. since August 2017. Prior to that Mr. Sun was an associate professor in Jiangsu University, China from April 2015 to August 2017. Mr. Sun was a post-doc research associate in Department of Physics, Purdue University, U.S., from December 2011 to March 2012, and in Harper Cancer Center, University of Notre Dame, U.S., from March 2012 to June 2015. Mr. Sun has a list of publications on various meetings, conferences and journals. Mr. Sun obtained two patents, one for inventing a new device for recycle Fumric acid recycle in 2014 and one for inventing a new method for waste water treatment, recycle, and chemical extraction for profits in 2012. He has been a member of The Minerals, Metals & Materials Society (TMS), Society of Photo-Optical Instrumentation Engineers (SPIE), and American Physical Society (APS). Mr. Sun graduated with a bachelor’s degree in Intensive Instruction (a special program for cultivating scientists) from Nanjing University, China in 2003. Mr. Sun earned his Ph.D and master’s degree in Physics from University of Notre Dame, U.S. in 2012 and 2007, respectively. We believe Mr. Sun is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

Number of Officers and Directors

The Board of Directors currently is consisted of five (5) members. Each member of our board of directors will be elected at our annual meetings. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a Chief Financial Officer, a Secretary and such other officers (including, without limitation, a Chairman of the Board, Presidents, Vice Presidents, Assistant Secretaries and a Treasurer) as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Jonathan McKeage, Pin Tai, and Nan Sun are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee, and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. We have established an audit committee of the board of directors, which consists of Jonathan McKeage, Pin Tai, and Nan Sun, each of whom is an independent director under Nasdaq’s listing standards. Jonathan McKeage is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq listing standards. Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Pin Tai qualified as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Jonathan McKeage, Pin Tai, and Nan Sun, each of whom is an independent director under Nasdaq’s listing standards. Nan Sun is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our certificate of incorporation. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Jonathan McKeage, Pin Tai, and Nan Sun, each of whom is an independent director under Nasdaq’s listing standards. Jonathan McKeage is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed a copy of our Code of Ethics as an exhibit to our Registration Statement on Form S-1. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

In relation to the foregoing, our amended and restated certificate of incorporation provides that:

●	we renounce any interest or expectancy in, or being offered an opportunity to participate in, any business opportunities that are presented to us or our officers or directors or stockholders or affiliates thereof, including but not limited to, our initial stockholders and its affiliates, except as may be prescribed by any written agreement with us; and

●	our officers and directors will not be liable to our company or our stockholders for monetary damages for breach of any fiduciary duty by reason of any of our activities or any of our initial stockholders or its affiliates to the fullest extent permitted by Delaware law.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these fiduciary obligations under applicable law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

The following table summarizes the relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Affiliation	Priority/Preference relative to Goldenstone Acquisition Limited
Eddie Ni	Windfall Group	Chief Executive Officer and Chairman	Windfall Group
Ray Chen	Goldenbridge Acquisition Limited	Chief Operating Officer	Goldenbridge Acquisition Limited
Yongsheng Liu	Goldenbridge Acquisition Limited	Chief Executive Officer and Chairman	Goldenbridge Acquisition Limited
Jonathan McKeage	American Education Center, Inc.	Chief Executive Officer	American Education Center, Inc.
Nan Sun	H-Bar Continuous Cast Iron Corp	General Manager	H-Bar Continuous Cast Iron Corp

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Our sponsors, executive officers and directors have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the consummation of our initial business combination. Additionally, our sponsors, executive officers and directors have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 15 months after the closing of the IPO, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units will be used to fund the redemption of our public shares, and the private placement units will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement units and the securities underlying such units will not be transferable, assignable or salable by our initial stockholders until 30 days after the completion of our initial business combination. Since our initial stockholders and officers and directors may directly or indirectly own common stock and warrants following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our initial stockholders, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our initial stockholders or an affiliate of our initial stockholders or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be, at the option of the lender, convertible into placement units at a price of $1.00 per unit. Such units would be identical to the private placement units, including as to exercise price, exercisability and exercise period.

●	Our initial stockholders, officers and directors may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination.

The conflicts described above may not be resolved in our favor.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial stockholders, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, our sponsors, executive officers, and directors have agreed to vote their founder shares and any public shares purchased in or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will obtain a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11 EXECUTIVE COMPENSATION

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 28, 2022 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of June 28, 2022, we had 7,596,250 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants or in connection with the rights, as the warrants and rights are not exercisable within 60 days of June 28, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Eddie Ni(2)	1,217,975	16.03
Ray Chen(3)	187,813	*
Yongsheng Liu(4)	187,812	*
Jonathan McKeage	15,000	*
Pin Tai	15,000	*
Nan Sun	15,000	*
All directors and executive officers (six individuals) as a group	1,623,600	21.37

5% Stockholders
Feis Equities, LLC(5)	499,000	6.57
Space Summit Capital LLC(6)	495,000	6.52
Goldenstone Capital, LLC	842,350	11.09

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Goldenstone Acquisition Limited, 4360 E New York St., Aurora, IL 60504.
(2)	Consists of 842,350 shares owned by Goldenstone Capital, LLC, currently controlled by Eddie Ni, 200,000 shares owned by Goldenstone Holding, LLC and 175,625 shares included in private placement units purchased by Goldenstone Holding, LLC.
(3)	Ray Chen owns and controls such shares through Raymond Charles Holding, LLC.
(4)	Yongsheng Liu owns and controls such shares through Asia Pacific Capital Management Limited.
(5)	Based on a Schedule 13G filed with the SEC on March 23, 2022. Lawrence M. Feis has voting and investment power over these shares. The address of the reporting person is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606
(6)	Based on a Scheduled 13G filed with the SEC on March 18, 2022. Keith Fleischmann has voting and investments power over these shares. The address of the reporting person is 15455 Albright Street, Pacific Palisades, CA 90272

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In March 2021, the Company issued 1,437,500 shares of common to our initial stockholders, which we refer to throughout this Form 10-K as the “insider shares,” for an aggregate purchase price of $25,874, or approximately $0.018 per share. In January 2022, in connection with the possible increase in the size of the offering, the Company declared a 20% stock dividend on each outstanding share. This resolution was subsequently rescinded and no additional shares were issued.

Our sponsor purchased from us an aggregate of 325,000 private units at $10.00 per private unit (for a total purchase price of $3,250,000). These purchases will take place on a private placement basis simultaneously with the consummation of this offering. All of the proceeds we receive from these purchases will be placed in the trust account described below. Our sponsor has also agreed that if the over-allotment option is exercised by the underwriters, they will purchase from us at a price of $10.00 per private unit an additional number of private units (up to a maximum of 26,250 private units) pro rata with the amount of the over-allotment option exercised so that at least $10.15 per share sold to the public in this offering is held in trust regardless of whether the over-allotment option is exercised in full or part. These additional private units will be purchased in a private placement that will occur simultaneously with the purchase of units resulting from the exercise of the over-allotment option. The private units are identical to the units sold in this offering except as otherwise described in this Form 10-K. The purchasers have agreed not to transfer, assign or sell any of the private units or the underlying securities (except to the same permitted transferees as the insider shares) until the completion of our initial business combination.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

In March 2021, our sponsor agreed to loan us $300,000 to be used for a portion of the expenses of this offering pursuant to a promissory note. As of December 31, 2021, our sponsor had loaned us an aggregate of $154,126 to be used to pay formation expenses and a portion of the expenses of this offering. The loan is payable without interest on the date on which at the earlier of (1) April 30, 2022 or (2) we consummate our initial public offering.

We are obligated, commencing on the closing date of the offering and for 12 months, to pay our sponsor’s affiliate and officers, a total monthly fee of $25,000. The payment is for general and administrative services including office space, utilities, secretarial support and officers’ services to us. Specifically, $2,000 will be paid to our sponsor’s affiliate, Windfall Plaza Management, LLC, for the office space, utilities, and secretarial support; $10,000, $8,000 and $5,000 will be paid to Mr. Yongsheng Liu, Mr. Eddie Ni, and Mr. Ray Chen respectively. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, our initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit. Our stockholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to insider shares, the private units and its underlying securities, the units issuable upon conversion of working capital loans (if any) and the shares of common stock issuable upon exercise of the foregoing.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of our code of ethics was filed as an exhibit to the registration statement in connection with our IPO.

In addition, our audit committee, pursuant to a written charter that we will adopt prior to the consummation of this offering, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter that was adopted was filed as an exhibit to the registration statement in connection with our IPO. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our insiders, officers or directors unless we have obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination:

●	repayment of an aggregate of up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $600,000 of such working capital loans may be convertible into units at a price of $10.00 per unit at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

In connection with the IPO, we entered into a registration rights agreement with respect to the founder shares and private placement units (and underlying securities).

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended March 31, 2022 and the period from September 9, 2020 (inception) through March 31, 2021, the firm of Friedman LLP. (“Friedman”), independent registered public accounting firm, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Friedman for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman in connection with regulatory filings. The aggregate fees billed by Friedman for professional services rendered for the audit of our annual financial statements, the registration statement, the closing 8-K and other required filings with the SEC for the fiscal year ended March 31, 2022 and the period from September 9, 2020 (inception) through March 31, 2021 totaled $70,000 and $10,000, respectively. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay Friedman for consultations concerning financial accounting and reporting standards for the fiscal year ended March 31, 2022 or the period from September 9, 2020 (inception) through March 31, 2022.

Tax Fees. We did not pay Friedman for tax planning and tax advice for the fiscal year ended March 31, 2022 and the period from September 9, 2020 (inception) through March 31, 2021.

All Other Fees. We did not pay Friedman for other services for the fiscal year ended March 31, 2022 or the period from September 9, 2020 (inception) through March 31, 2021.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2020, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 16, 2022 by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated March 16, 2022)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 16, 2022)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)

4.5	Warrant Agreement, dated March 16, 2022 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 16, 2022 and filed with the Securities and Exchange Commission

4.6	Rights Agreement, dated March 16, 2022 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 16, 2022 and filed with the Securities and Exchange Commission

4.7	Description of Securities

10.1	Letter Agreement, dated March 16, 2022, among the Registrant and its officers, directors and initial stockholders, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 16, 2022)

10.2	Investment Management Trust Agreement, dated March 16, 2022, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 16, 2022)

10.3	Stock Escrow Agreement, dated March 16, 2022, by and among the Company, its initial stockholders and Continental Stock Transfer & Trust Company as escrow agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 16, 2022)

10.4	Registration Rights Agreement, dated March 16, 2022, among the Registrant and certain security holders of the Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated March 16, 2022)

10.6	Administrative Support Agreement, dated March 16, 2022, by and between the Registrant and Bannix Management (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated March 16, 2022)

10.7	Unit Purchase Option, dated March 21, 2022 by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated March 16, 2022)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENSTONE ACQUISITION LIMITED

Dated: June 29, 2022	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eddie Ni	Chairman and Chief Executive Officer	June 29, 2022
Eddie Ni	(Principal Executive Officer)

/s/ Ray Chen	Chief Financial Officer	June 29, 2022
Ray Chen	(Principal Accounting and Financial Officer)

/s/ Jonathan McKeage
Jonathan McKeage	Director	June 29, 2022

/s/ Pin Tai
Pin Tai	Director	June 29, 2022

/s/ Nan Sun
Nan Sun	Director	June 29, 2022

 GOLDENSTONE ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Goldenstone Acquisition Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Goldenstone Acquisition Ltd. (the “Company”) as of March 31, 2022 and 2021, the related statements of operations, changes in stockholder’s equity and cash flows for the year ended March 31, 2022 and for the period from September 9, 2020 (inception) through March 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended March 31, 2022 and for the period from September 9, 2020 (inception) through March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Friedman LLP

Friedman LLP

We have served as the Company’s auditor since 2021.

New York, NY

June 29, 2022

GOLDENSTONE ACQUISITION LIMITED

BALANCE SHEETS

	March 31,	March 31,
	2022	2021
ASSETS
Current assets:
Cash	$959,964	$36,446
Prepaid expenses	2,500	-
Total current assets	962,464	36,446

Deferred offering costs	-	62,500
Investments held in Trust Account	58,364,703	-
TOTAL ASSETS	$59,327,167	$98,946

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$798	$-
Franchise tax payable	11,800	-
Promissory note – related party	-	74,126
Total current liabilities	12,598	74,126

Deferred underwriting discounts and commissions	2,012,500	-
TOTAL LIABILITIES	2,025,098	74,126

Commitments and contingencies

Common stock subject to possible redemption, 5,750,000 shares at accretion carrying value with redemption value of $10.15 per share	48,269,081	-

Stockholders’ equity:
Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,846,250 shares and 1,437,500 shares issued and outstanding as of March 31, 2022 and 2021, respectively	185	144	(1)
Additional paid-in capital	9,087,305	25,730
Accumulated deficit	(54,502)	(1,054)
Total stockholders’ equity	9,032,988	24,820

TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY	$59,327,167	$98,946

(1)	This number includes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on March 21, 2022.

The accompanying notes are an integral part of these financial statements.

GOLDENSTONE ACQUISITION LIMITED

STATEMENTS OF OPERATIONS

		For the Period from
		September 9, 2020
	For the Year Ended	(inception) through
	March 31, 2022	March 31, 2021

Formation and operating costs	$(43,401)	$(1,054)
Franchise tax expenses	(12,250)	-
Loss from operations	(55,651)	(1,054)

Other income:
Interest earned on investment held in Trust Account	2,203	-

Loss before income taxes	(53,448)	(1,054)

Income taxes provision	-	-

Net loss	$(53,448)	$(1,054)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	157,534	-
Basic and diluted net income per share, common stock subject to possible redemption	$1.44	$-
Basic and diluted weighted average shares outstanding, common stock attributable to Goldenstone Acquisition Limited	1,448,699	1,250,000 (1)
Basic and diluted net loss per share, common stock attributable to Goldenstone Acquisition Limited	$(0.19)	$(0.00)

(1)	This number excludes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on March 21, 2022.

The accompanying notes are an integral part of these financial statements.

GOLDENSTONE ACQUISITION LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Additional		Total
	Common Stock			Paid-in	Accumulated	Stockholders'
	Shares		Amount	Capital	Deficit	Equity
Balance – September 9, 2020 (inception)	-		$-	$-	$-	$-
Issuance of Insider shares to the Initial Stockholders	1,437,500	(1)	144	25,730	-	25,874
Net loss	-		-	-	(1,054)	(1,054)
Balance - March 31, 2021	1,437,500		144	25,730	(1,054)	24,820
Sale of public units through public offering	5,750,000		575	57,499,425	-	57,500,000
Sale of private placement units	351,250		35	3,512,465	-	3,512,500
Issuance of representative shares	57,500		6	441,019	-	441,025
Sale of unit purchase options	-		-	100	-	100
Fair value of unit purchase options	-		-	208,093	-	208,093
Underwriters' discount	-		-	(3,162,500)	-	(3,162,500)
Other offering expenses				(1,168,521)	-	(1,168,521)
Reclassification of common stock subject to redemption	(5,750,000)		(575)	(57,499,425)	-	(57,500,000)
Proceeds allocated to public warrants and public rights	-		-	5,577,500	-	5,577,500
Allocation of offering costs to common stock subject to redemption	-		-	3,910,911	-	3,910,911
Accretion of initial measurement of common stock subject to redemption value	-		-	(257,492)	-	(257,492)
Net loss	-		-	-	(53,448)	(53,448)
Balance - March 31, 2022	1,846,250		$185	$9,087,305	$(54,502)	$9,032,988

(1)	This number includes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on March 21, 2022.

The accompanying notes are an integral part of these financial statements.

GOLDENSTONE ACQUISITION LIMITED

STATEMENTS OF CASH FLOWS

		For the Period from
		September 9, 2020
	For the Year Ended	(inception) through
	March 31, 2022	March 31, 2021

Cash Flows from Operating Activities:
Net loss	$(53,448)	$(1,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(2,203)	-
Change in operating assets and liabilities:
Prepaid expenses	(2,500)	-
Accrued expenses	798	-
Franchise tax payable	11,800	-
Net Cash Used in Operating Activities	(45,553)	(1,054)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(58,362,500)	-
Net Cash Used in Investing Activities	(58,362,500)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Insider shares to the Initial Stockholders	-	25,874
Proceeds from sale of public units through public offering	57,500,000	-
Proceeds from sale of private placement units	3,512,500	-
Proceeds from sale of unit purchase options	100	-
Payment of underwriters’ discount and commissions	(1,150,000)	-
Proceeds from issuance of promissory note to related party	110,000	74,126
Repayments of promissory note to related party	(184,126)	-
Payments of deferred offering costs	(456,903)	(62,500)
Net Cash Provided by Financing Activities	59,331,571	37,500

Net Change in Cash	923,518	36,446

Cash at beginning of year	36,446	-

Cash at end of year	$959,964	$36,446

Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriting discounts and commissions	$2,012,500	$-
Offering costs charged against additional paid-in capital	$62,500	$-
Issuance of representative shares	$441,025	$-
Fair value of unit purchase options	$208,093	$-
Reclassification of common stock subject to redemption	$57,500,000	$-
Proceeds allocated to public warrants and public rights	$5,577,500	$-
Allocation of offering costs to common stock subject to redemption	$3,910,911	$-
Accretion of initial measurement of common stock subject to redemption value	$257,492	$-

The accompanying notes are an integral part of these financial statements.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND

Goldenstone Acquisition Limited (the “Company”) is a Delaware corporation incorporated as a blank check company on September 9, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

The Company has selected March 31 as its fiscal year end. As of March 31, 2022, the Company had not commenced any operations. For the period from September 9, 2020 (inception) to March 31, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

On March 21, 2022, the Company closed its initial public offering of 5,750,000 units, which includes the full exercise of the underwriters’ over-allotment option. The units were sold at a price of $10.00 per unit, resulting in total gross proceeds of $57,500,000. Each unit consists of one share of common stock, one redeemable warrant and one right to receive one-tenth (1/10) of one share of common stock. Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one share of common stock, and each ten (10) rights entitle the holder thereof to receive one share of common stock at the closing of a Business Combination. The exercise price of the warrants is $11.50 per full share.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 351,250 units (the “Private Units”) to the Sponsor, Ray Chen, our Chief Financial Officer, and Yongsheng Liu, our Chief Operating Officer, each through their respective affiliated entities. Each Private Unit consists of one share of common stock, one warrant (“Private Warrant”) and one right (each, a “Private Right”). Each Private Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share. Each Private Right entitles the holder to receive one-tenth of one share of common stock at the closing of a Business Combination. The Private Units were sold at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,512,500. The Private Units are identical to the Public Units sold in the Initial Public Offering, except that the holders of the Private Units have agreed not to transfer, assign or sell any of the Private Units and the underlying securities (except to certain permitted transferees) until the completion of the Company’s initial Business Combination.

The Company also issued 57,500 shares of Common Stock (the “Representative Shares”) to Maxim Group LLC and/or its designees (“Maxim”) as part of representative compensation. The representative shares are identical to the Common Stock sold as part of the Public Units, except that Maxim Group LLC has agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. In addition, Maxim Group LLC has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete its initial Business Combination within 12 months (or up to 21 months if the Company extends the period of time to consummate a Business Combination) from the effective date of its registration statement. The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the offering pursuant to Rule 5110(e)(1) of FINRA’s Rules. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated nor may they be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of this offering except to any underwriter and selected dealer participating in the offering and their officers or partners, registered persons or affiliates. The Company used a Black-Scholes option-pricing Model that values the Representative Shares granted to Maxim Group LLC and/or its designees. The key inputs into the Binomial model were (i) risk- free interest rate of 0.75%, (ii) volatility of 12.96%, (iii) expected life of 1 year, and (iv) 85% probability of business combination. According to the Black-Scholes option-pricing model, the fair value of the 57,500 Representative Shares was approximately $441,025 or $7.67 per share.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

The Company also sold to Maxim, for $100, a Unit Purchase Option (“UPO”) to purchase 270,250 Units exercisable at $11.00 per Unit, for an aggregate exercise price of $2,972,750, commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The UPO may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of the $100 cash payment and the fair value of $208,093, or $7.67 per Unit, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The fair value of the UPO granted to Maxim was estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 1.61%, (3) expected life of 5 years and (4) 85% probability of successful combination.

Transaction costs amounted to $4,331,021, consisting of $1,150,000 of underwriting discounts and commissions, $2,012,500 of deferred underwriting discounts and commissions, $519,403 of other offering costs, $441,025 fair value of the 57,500 representative shares and $208,093 fair value of the UPO considered as part of the transaction costs.

Following the closing of the Initial Public Offering and the issuance and the sale of Private Units on March 21, 2022, $58,362,500 ($10.15 per Public Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the sale of Private Units was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, LLC as a trustee and invested the proceeds in U.S. government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States government treasuries, so that we are not deemed to be an investment company under the Investment Company Act. The proceeds held in the trust account will not be released until the earlier of: (1) the completion of the Company’s initial Business Combination within the required time period and (2) its redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. Therefore, unless and until the Company’s initial Business Combination is consummated, the proceeds held in the trust account will not be available for the Company’s use for any expenses related to the Initial Public Offering or expenses which the Company may incur related to the investigation and selection of a target business and the negotiation of an agreement in connection with its initial Business Combination.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of an initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of its initial Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to certain limitations. The amount in the Trust Account is initially anticipated to be $10.15 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The common stock subject to redemption is being recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

The Company’s initial stockholders (the “initial stockholders”) have agreed (a) to vote the founders shares and the common stock (“Insider Shares”) underlying the Private Units (the “Private Shares”) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation that would stop the public stockholders from converting or selling their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period unless the Company provides dissenting public stockholders with the opportunity to convert their Public Shares into the right to receive cash from the Trust Account in connection with any such vote; (c) not to convert any Insider Shares and Private Units (including underlying securities) (as well as any Public Shares purchased during or after the Initial Public Offering) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or sell any shares in a tender offer in connection with a Business Combination) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Insider Shares and Private Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the initial stockholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until 12 months from the closing of the Initial Public Offering. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may, but is not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of up to 21 months to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the initial stockholders or their affiliates or designees must deposit into the Trust Account $575,000 ($0.10 per share in either case), on or prior to the applicable deadline, for each three month extension (or up to an aggregate of $1,500,000 (or $1,725,000 if the underwriters’ over-allotment option is exercised in full), or $0.30 per share if the Company extends for the full nine months).

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s public warrants, public rights, or private rights. The warrants and rights will expire worthless if the Company fails to complete its initial Business Combination within the 12-month time period (or up to 21 months from the closing of Initial Public Offering if the Company extends the period of time to consummate a Business Combination by the full amount of time). The underwriters have agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15.

Goldenstone Holding, LLC, our sponsor (“Sponsor”), has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

Liquidity and Capital Resource

As of March 31, 2022, the Company had $959,964 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering.

Prior to the Initial Public Offering, the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note from the Sponsor of $184,126. The promissory note from the Sponsor was repaid in full on March 21, 2022.

Upon the closing of the Initial Public Offering, the issuance and the sale of Private Units, as defined below (see Note 5), and the issuance and sale of Option Units on March 21, 2022, $58,362,500 of cash was placed in the Trust Account.

In order to finance transaction costs in connection with a Business Combination, the initial stockholders or affiliates of the initial stockholders or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below (see Note 6). To date, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

Use of Estimates

In preparing this financial statement in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, Actual results may differ from these estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Investments held in Trust Account

As of March 31, 2022, $58,364,703 of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations (See Note 8).

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of March 31, 2022, the Company recognized accumulated accretion of initial measurement of common stock subject to redemption value of $257,493 with unrecognized accretion of $10,093,419 remaining.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $4,331,021 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to stockholders’ equity upon the completion of the IPO

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2022, approximately $59.1 million was over the Federal Deposit Insurance Corporation (FDIC) limit.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

●	Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

●	Level 2 - Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the year ended March 31, 2022, the Company has not considered the effect of the Warrants sold in the Initial Public Offering to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. For the period from September 9, 2020 (inception) through March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended		For the Period from September 9, 2020 (inception) through
	March 31, 2022		March 31, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Net Loss	$(30,496)	$(280,444)	$-	$(1,054)
Accretion of initial measurement of common stock subject to redemption value	257,492	-	-	-
Allocation of net income (loss)	$226,996	$(280,444)	$-	$(1,054)
Denominators:
Weighted-average shares outstanding	157,534	1,448,699	-	1,250,000 (1)
Basic and diluted net income (loss) per share	$1.44	$(0.19)	$-	$(0.00)

(1)	This number excludes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters in connection with the Initial Public Offering.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Investments Held in Trust Account

As of March 31, 2022, assets held in the Trust Account were comprised of $58,364,703 in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$58,364,703

NOTE 4 — INITIAL PUBLIC OFFERING

On March 21, 2022, the Company closed its Initial Public Offering of 5,750,000 units, which includes the full exercise of the underwriters’ over-allotment option. The units were sold at a price of $10.00 per unit, resulting in total gross proceeds of $57,500,000. Each unit consists of one share of common stock, one redeemable warrant and one right to receive one-tenth (1/10) of one share of common stock. Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one share of common stock, and each ten (10) rights entitle the holder thereof to receive one share of common stock at the closing of a Business Combination. The exercise price of the warrants is $11.50 per full share. The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

All of the 5,750,000 public shares sold as part of the Public Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Common Stock subject to redemption to be classified outside of permanent equity.

The Company’s redeemable Common Stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes over the period from the date of issuance to the earliest redemption date of the instrument of twelve months. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

GOLDENSTONE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

As of March 31, 2022, the common stock reflected on the balance sheet is reconciled in the following table.

As of March 31, 2022
Gross proceeds	$57,500,000
Less:
Proceeds allocated to public warrants and public rights	(5,577,500)
Offering costs of public shares	(3,910,911)
Plus:
Accretion of initial measurement of common stock subject to redemption value	257,492
Common stock subject to possible redemption	$48,269,081

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 351,250 units (the “Private Units”) to the Sponsor, Ray Chen, our Chief Financial Officer, and Yongsheng Liu, our Chief Operating Officer, each through their respective affiliated entities. Each Private Unit consists of one share of common stock, one warrant (“Private Warrant”) and one right (each, a “Private Right”). Each Private Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share. Each Private Right entitles the holder to receive one-tenth of one share of common stock at the closing of a Business Combination. The Private Units were sold at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,512,500. The Private Units are identical to the Public Units sold in the Initial Public Offering, except that the holders of the Private Units have agreed not to transfer, assign or sell any of the Private Units and the underlying securities (except to certain permitted transferees) until the completion of the Company’s initial Business Combination.

NOTE 6 — RELATED PARTY TRANSACTIONS

Insider Shares

On March 23, 2021, the Company issued 1,437,500 shares of the Company’s common stock (the “Insider Shares”), for an aggregate purchase price of $25,874, or approximately $0.018 per share. On January 4, 2022, in connection with the increase in the size of the offering, the Company declared a 20% stock dividend on each outstanding share. This resolution was rescinded and no additional shares were issued.

As of March 31, 2022, there were 1,437,500 Insider Shares issued and outstanding. All share and per share information have been retroactively adjusted to reflect as if the Insider Shares were issued as of the beginning of the period presented.

The initial stockholders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until the earlier of 180 days after the completion of our initial business combination or the date on which we complete a liquidation, merger, stock exchange or other similar transactions after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

On March 21, 2022, the Company completed the private sale of 351,250 Private Units to the Sponsor, Ray Chen, our Chief Financial Officer, and Yongsheng Liu, our Chief Operating Officer, each through their respective affiliated entities, generating gross proceeds to the Company of $3,512,500 (See Note 5).

Promissory Note — Related Party

On March 23, 2021, Goldenstone Holding, LLC, one of the Company’s initial stockholders, has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and is due at the earlier of (1) September 30, 2021 or (2) the closing of the Initial Public Offering. On January 4, 2022, the maturity date of the loan was extended to the earlier of (1) March 1, 2022 or (2) the closing of the Initial Public Offering. In March 2022, the maturity date of the loan was extended to the earlier of (1) April 30, 2022 or (2) the closing of the Initial Public Offering. The full amount of the $184,126 balance was repaid on March 21, 2022. As of March 31, 2022 and 2021, the Company has an outstanding loan balance of $0 and $74,126, respectively.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

Working Capital Loans

In addition, in order to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, the initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of the Company’s business combination into private units at a price of $10.00 per unit.

As of March 31, 2022 and 2021, the Company had no borrowings under the working capital loans.

Extensions Loans

The Company will have until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement to be entered into between the Company and the trustee, in order to extend the time available for the Company to consummate its initial Business Combination, its sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $500,000, or up to $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,500,000 (or $1,725,000 if the underwriters’ over-allotment option is exercised in full), or $0.30 per share if the Company extends for the full nine months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of its initial Business Combination. If the Company completes its initial Business Combination, the Company would either repay such loaned amounts out of the proceeds of the trust account released to the Company, or up to $1,725,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender.

As of March 31, 2022 and 2021, the Company had no borrowings under the extension loans.

Administrative Services Agreement and Service Fees

The Company is obligated, commencing from the closing of the Initial Public Offering and for 12 months, to pay the sponsor’s affiliate and officers of the Company, a monthly fee of $25,000 for general and administrative services including office space, utilities, secretarial support and officers’ services to the Company. The Administrative Services Agreement and the service fees to be paid to the officers will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public stockholders. For the year ended March 31, 2022, the Company has recognized $25,000 of administrative service fee, which is included in formation and operating costs on the statement of operations.

Representative Shares

The Company issued 57,500 shares of Common Stock (the “Representative Shares”) to Maxim as part of representative compensation. The Representative Shares are identical to the Common Stock sold as part of the Public Units, except that Maxim Group LLC has agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. In addition, Maxim Group LLC has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete its initial Business Combination within 12 months (or up to 21 months if the Company extends the period of time to consummate a Business Combination) from the effective date of its registration statement. The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the offering pursuant to Rule 5110(e)(1) of FINRA’s Rules.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

NOTE 7 — COMMITMENTS & CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Insider Shares issued and outstanding on the date of this prospectus, as well as the holders of the Private Units (and all underlying securities) and any securities our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to the Company, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this Initial Public Offering. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of Working Capital Loans (or underlying securities) or loans to extend our life can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters entitled to a cash underwriting discount of 2.0% of the gross proceeds of the Initial Public Offering, or $1,150,000. In addition, the underwriters will be entitled to a deferred fee of 3.5% of the gross proceeds of the Initial Public Offering, or $2,012,500 until the closing of the Business Combination. The deferred fee can be paid in cash, stock or a combination of both (at the underwriter’s discretion). Any stock issued as a part of the deferred fee will be issued to the underwriters at the value per share in the Company’s Trust Account, subject to any additional increases in the amount in trust per the Company’s trust extensions. Stock to be issued to the underwriters will have unlimited piggyback registration rights and the same rights afforded other holders of the Company’s common stock. In addition, the Company paid the underwriters, at closing of the Initial Public Offering, 1.0% of the gross proceeds in the Company’s common stock or 57,500 shares of common stock.

The underwriters have agreed to waive its rights to the deferred underwriting commission of 3.5% of the gross proceeds of the Initial Public Offering, or $2,012,500, held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period.

Unit Purchase Option

The Company also sold to Maxim, $100, a Unit Purchase Option (“UPO”) to purchase 270,250 Units exercisable at $11.00 per Unit, an aggregate exercise price of $2,972,750, commencing on the later of the first anniversary the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment and the fair value of $208,093, or $7.67 per Unit, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The fair value of the UPO granted to Maxim was estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 1.61%, (3) expected life of five years and (4) 85% probability of successful combination

GOLDENSTONE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

The Company sold Maxim for $100, an UPO to purchase up to 270,250 Units exercisable at $11.00 per Unit (or an aggregate exercise price of $2,972,750) commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The UPO may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment and the fair value of $208,093, or $7.67 per Unit, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The fair value of the UPO granted to Maxim was estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 1.61%, (3) expected life of five years and (4) 85% probability of successful combination. The option and such units purchased pursuant to the option, as well as the common stock underlying such units, the rights included in such units, the shares of common stock that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to FINRA Rule 5110(e)(1). Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 15,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2022 and 2021, there were 1,846,250 and 1,437,500 shares of common stock issued and outstanding, respectively.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of its initial Business Combination. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company accounted for the 5,750,000 rights issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the rights as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the rights is approximately $4.4 million, or $0.76 per Unit, using the Black-Scholes Option Pricing Model. The fair value of the warrants is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 0.75%, (3) expected life of 1 year, (4) exercise price of $0.00 and (5) stock price of $9.03.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

Warrants

Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the Initial Public Offering. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination, and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Price”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Price, and the $16.50 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 165% of the Market Value.

The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period; and

●	if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $16.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Except as described above, no warrants will be exercisable and the Company will not be obligated to issue common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, the Company cannot assure that it will be able to do so and, if the Company does not maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and the Company will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the Company will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

The private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the Initial Public Offering except that the private warrants will be entitled to registration rights. The private warrants (including the common stock issuable upon exercise of the private warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination except to permitted transferees.

The Company accounted for the 5,750,000 warrants issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the warrant as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the warrants is approximately $1.2 million, or $0.21 per Warrant, using the Black-Scholes Option Pricing Model. The fair value of the warrants is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 1.16%, (3) expected life of 5 years, (4) exercise price of $11.50 and (5) stock price of $9.03.

Note 9 — INCOME TAXES

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account. There was no income tax expense for the year ended March 31, 2022 and for the period from September 9, 2020 (inception) through March 31, 2021.

The income tax provision (benefit) consists of the following for the year ended March 31, 2022 and for the period from September 9, 2020 (inception) through March 31, 2021:

For the Period from
September 9, 2020
	For the Year Ended	(inception) through
	March 31, 2022	March 31, 2021
Current
Federal	$—	$—
State	—	—
Deferred
Federal	11,224	221
State	—	—
Valuation allowance	(11,224)	(221)
Income tax provision	$—	$—

GOLDENSTONE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended March 31, 2022	For the Period from September 9, 2020 (inception) through March 31, 2021
U.S. statutory rate	21.0%	21.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	$0.00%	$0.00%

The Company’s net deferred tax assets were as follows as of March 31, 2022 and 2021:

	As of March 31, 2022	As of March 31, 2021
Deferred tax assets:
Net operating loss carryover	$11,445	$221
Total deferred tax assets	11,445	221
Valuation allowance	(11,445)	(221)
Deferred tax asset, net of allowance	$—	$—

As of March 31, 2022 and 2021, the Company had $54,502 and $1,054 of U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

Note 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through June 29, 2022 when this financial statement was issued. Based on this review, except as disclosed below, the Company did not identify any other subsequent events that would require adjustment or disclosure in the financial statement.

On June 21, 2022, the Company entered into a Merger Agreement (the “Agreement”) by and among Roxe Holding Inc., a Delaware corporation (the “Target”), the Company, Goldenstone Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and wholly-owned subsidiary of the Company, and Amazon Capital Inc., solely in its capacity as representative, agent and attorney-in-fact of the Target Securityholders (the “Securityholder Representative”), pursuant to which Merger Sub will merge with and into the Target (the “Merger”) with the Target as the surviving corporation of the merger and becoming a wholly-owned subsidiary of the Company. In connection with the Merger, the Company will change its name to “Roxe Holding Group Inc.” The Board of Directors of the Company (the “Board”) has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Company.