Form 10-Q
period 2022-06-30
Goldenstone Acquisition Ltd.
filed 2022-08-12
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

GOLDENSTONE ACQUISITION LIMITED
(Exact Name of Registrant as Specified in Charter)

Delaware	001-41328	85-3373323
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

4360 E. New York Street, Aurora, IL
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 352-7788

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	GDST	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one-half of one share of Common Stock at an exercise price of $11.50 per whole share	GDSTW	The Nasdaq Stock Market LLC
Rights, entitling the holder to receive one-tenth of one share of Common Stock upon consummation of a business combination	GDSTR	The Nasdaq Stock Market LLC
Units, each consisting of one share of Common Stock, one redeemable warrant and one right	GDSTU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2022, 7,596,250 shares of Common Stock were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Some statements contained in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-Q may include, for example, statements about:

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

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I - FINANCIAL INFORMATION

Item 1.Unaudited Condensed Financial Statements

GOLDENSTONE ACQUISITION LIMITED
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2022	2022
ASSETS
Current assets:
Cash	$615,787	$959,964
Prepaid expenses	124,667	2,500
Total current assets	740,454	962,464

Investments held in Trust Account	58,446,160	58,364,703
TOTAL ASSETS	$59,186,614	$59,327,167

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$105,573	$798
Franchise tax payable	13,800	11,800
Total current liabilities	119,373	12,598

Deferred underwriting discounts and commissions	2,012,500	2,012,500
TOTAL LIABILITIES	2,131,873	2,025,098

Commitments and contingencies

Common stock subject to possible redemption, 5,750,000 shares at accretion carrying value with redemption value of $10.15 per share	50,676,652	48,269,081

Stockholders’ equity:
Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,846,250 shares issued and outstanding as of June 30, 2022 and March 31, 2022	185	185
Additional paid-in capital	6,679,735	9,087,305
Accumulated deficit	(301,831)	(54,502)
Total stockholders’ equity	6,378,089	9,032,988

TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY	$59,186,614	$59,327,167

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021

Formation and operating costs	$(326,786)	$(14,654)
Franchise tax expenses	(2,000)	-
Loss from operations	(328,786)	(14,654)

Other income: Interest earned on investment held in Trust Account	81,457	-

Loss before income taxes	(247,329)	(14,654)

Income taxes provision	-	-

Net loss	$(247,329)	$(14,654)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,750,000	-
Basic and diluted net income per share, common stock subject to possible redemption	$0.07	$-
Basic and diluted weighted average shares outstanding, common stock attributable to Goldenstone Acquisition Limited	1,846,250	1,250,000(1)
Basic and diluted net loss per share, common stock attributable to Goldenstone Acquisition Limited	$(0.35)	$(0.01)

(1)	This number excludes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on March 21, 2022.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - March 31, 2022	1,846,250	$185	$9,087,305	$(54,502)	$9,032,988
Accretion of initial measurement of common stock subject to redemption value	-	-	(2,407,570)	-	(2,407,570)
Net loss	-	-	-	(247,329)	(247,329)
Balance - June 30, 2022	1,846,250	$185	$6,679,735	$(301,831)	$6,378,089

	For the Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - March 31, 2021	1,437,500(1)	$144	$25,730	$(1,054)	$24,820
Net loss	-	-	-	(14,654)	(14,654)
Balance - June 30, 2021	1,437,500	$144	$25,730	$(15,708)	$10,166

(1)	This number includes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on March 21, 2022.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(247,329)	$(14,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(81,457)	-
Change in operating assets and liabilities:
Prepaid expenses	(122,167)	-
Accrued expenses	104,776	1,260
Franchise tax payable	2,000	-
Net Cash Used in Operating Activities	(344,177)	(13,394)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	-	50,000
Payments of deferred offering costs	-	(36,561)
Net Cash Provided by Financing Activities	-	13,439

Net Change in Cash	(344,177)	45

Cash at beginning of period	959,964	36,446

Cash at end of period	$615,787	$36,491

Supplemental Disclosure of Non-cash Financing Activities
Accretion of initial measurement of common stock subject to redemption value	$2,407,570	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

The Company has selected March 31 as its fiscal year end. As of June 30, 2022, the Company had not commenced any operations. For the period from September 9, 2020 (inception) to June 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Merger Agreement

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

Liquidity and Capital Resource

As of June 30, 2022, the Company had $615,787 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended March 31, 2022, filed with the Securities and Exchange Commission on June 29, 2022.

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

Use of Estimates

In preparing this unaudited condensed financial statement in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported expenses during the reporting period.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and March 31, 2022.

Investments held in Trust Account

As of June 30, 2022 and March 31, 2022, $58,446,160 and $58,364,703, respectively, of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of June 30, 2022 and March 31, 2022, the Company recognized accumulated accretion of initial measurement of common stock subject to redemption value of $2,665,063 and $257,493, respectively, with unrecognized accretion of $7,685,848 and $10,093,419, respectively, remaining.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2022 and March 31, 2022, approximately $58.8 million and $59.1 million, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three months ended June 30, 2022, the Company has not considered the effect of the Warrants sold in the Initial Public Offering to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. For the three months ended June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2022		June 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(2,009,632)	$(645,267)	$-	$(14,654)
Accretion of initial measurement of common stock subject to redemption value	2,407,570	-	-	-
Allocation of net income (loss)	$397,938	$(645,267)	$-	$(14,654)
Denominators:
Weighted-average shares outstanding	5,750,000	1,846,250	-	1,250,000 (1)
Basic and diluted net income (loss) per share	$0.07	$(0.35)	$-	$(0.01)

(1)	This number excludes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters in connection with the Initial Public Offering.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INVESTMENTS HELD IN TRUST ACCOUNT

As of June 30, 2022 and March 31, 2022, assets held in the Trust Account were comprised of $58,446,160 and $58,364,703, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	March 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$58,446,160	$58,364,703

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

As of June 30, 2022 and March 31, 2022, the common stock reflected on the balance sheet is reconciled in the following table.

	As of	As of
	June 30, 2022	March 31, 2022
Gross proceeds	$57,500,000	$57,500,000
Less:
Proceeds allocated to public warrants	(5,577,500)	(5,577,500)
Offering costs of public shares	(3,910,911)	(3,910,911)
Plus:
Accretion of carrying value to redemption value	2,665,063	257,492
Common stock subject to possible redemption	$50,676,652	$48,269,081

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

As of June 30, 2022 and March 31, 2022, there were 1,437,500 Insider Shares issued and outstanding. All share and per share information have been retroactively adjusted to reflect as if the Insider Shares were issued as of the beginning of the period presented.

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

Promissory Note — Related Party

On March 23, 2021, Goldenstone Holding, LLC, one of the Company’s initial stockholders, has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and is due at the earlier of (1) September 30, 2021 or (2) the closing of the Initial Public Offering. On January 4, 2022, the maturity date of the loan was extended to the earlier of (1) March 1, 2022 or (2) the closing of the Initial Public Offering. In March 2022, the maturity date of the loan was extended to the earlier of (1) April 30, 2022 or (2) the closing of the Initial Public Offering. The full amount of the $184,126 balance was repaid on March 21, 2022. As of June 30, 2022 and March 31, 2022, the Company had no borrowings under the promissory note – related party.

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

As of June 30, 2022 and March 31, 2022, the Company had no borrowings under the working capital loans.

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

As of June 30, 2022 and March 31, 2022, the Company had no borrowings under the extension loans.

Administrative Services Agreement and Service Fees

The Company is obligated, commencing from the closing of the Initial Public Offering and for 12 months, to pay the sponsor’s affiliate and officers of the Company, a monthly fee of $25,000 for general and administrative services including office space, utilities, secretarial support and officers’ services to the Company. The Administrative Services Agreement and the service fees to be paid to the officers will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public stockholders. For the three months June 30, 2022 and 2021, the Company has recognized $75,000 and $0, respectively, of administrative service fee, which is included in formation and operating costs on the statement of operations.

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

NOTE 7 — COMMITMENTS & CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 15,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2022 and March 31, 2022, there were 1,846,250 shares of common stock issued and outstanding, respectively.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of its initial Business Combination. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company accounted for the 5,750,000 rights issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the rights as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the rights is approximately $4.4 million, or $0.76 per Unit, using the Black-Scholes Option Pricing Model. The fair value of the rights is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 0.75%, (3) expected life of 1 year, (4) exercise price of $0.00 and (5) stock price of $9.03.

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

NOTE 9 — INCOME TAXES

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account. There was no income tax expense for the three months ended June 30, 2022 and 2021.

The income tax provision (benefit) consists of the following:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
Current
Federal	$—	$—
State	—	—
Deferred
Federal	51,939	3,077
State	—	—
Valuation allowance	(51,939)	(3,077)
Income tax provision	$—	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021
U.S. statutory rate	21.0%	21.0%
Change in valuation allowance	(21.0)%	(21.0)%
Effective tax rate	$0.00%	$0.00%

The Company’s net deferred tax assets were as follows:

	As of June 30, 2022	As of March 31, 2022
Deferred tax assets:
Net operating loss carryover	$63,384	$11,445
Total deferred tax assets	63,384	11,445
Valuation allowance	(63,384)	(11,445)
Deferred tax asset, net of allowance	$—	$—

As of June 30, 2022 and March 31, 2022, the Company had $301,831 and $54,502 of U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire.

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 12, 2022 when this unaudited condensed financial statement was issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited condensed financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Goldenstone” “our,” “us” or “we” refer to Goldenstone Acquisition Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in connection with our initial public offering and our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2022, we incurred a net loss of $247,329, which consisted of formation and operating costs of $326,786 and franchise tax expense of $2,000, partially offset by interest income on the trust account of $81,457.

For the three months ended June 30, 2021, we incurred a net loss of $14,654 which was all attributable to formation and operating costs.

Liquidity and Capital Resources

As of June 30, 2022, we had $615,787 in cash in our operating account as compared to cash of $959,964 at March 31, 2022 and working capital of $621,081 as compared to working capital of $949,866 at March 31, 2022. The decrease in liquidity is attributable to net cash used in operating activities of $344,177.

Prior the completion of the IPO, our liquidity needs had been satisfied through a capital contribution from the Sponsors of $25,874 for common stock and from loans from a Sponsor and related parties in order to pay offering costs. In addition, in order to finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of June 30, 2022, there was no amounts outstanding under any Working Capital, Sponsors or related party loans.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective April 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on April 1, 2021. The Company adopted ASU 2020-06 as of April 1, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

Registration Rights

Pursuant to a registration rights agreement entered into on March 17, 2022, the holders of the founder shares, the private placement units and private placement units that may be issued upon conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the closing date of this offering requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As smaller reporting company we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The disclosure required by this Item 2 is incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2022	GOLDENSTONE ACQUISITION LIMITED

	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ray Chen
	Name:	Ray Chen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)