Form 10-Q
period 2022-09-30
Goldenstone Acquisition Ltd.
filed 2022-11-15
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 15, 2022, 7,596,250 shares of Common Stock were issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements	1
	Unaudited Condensed Balance Sheets as of September 30, 2022 and March 31, 2022	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2022 and 2021 and for the six months ended September 30, 2022 and 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the six months ended September 30, 2022 and 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended September 30, 2022 and 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION	25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
SIGNATURES		27

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

PART I - FINANCIAL INFORMATION

Item 1.Unaudited Condensed Financial Statements

GOLDENSTONE ACQUISITION LIMITED
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2022	2022
ASSETS
Current assets:
Cash	$383,910	$959,964
Prepaid expenses	78,792	2,500
Total current assets	462,702	962,464

Investments held in Trust Account	58,599,632	58,364,703
TOTAL ASSETS	$59,062,334	$59,327,167

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$49,126	$798
Franchise tax payable	25,500	11,800
Total current liabilities	74,626	12,598

Deferred underwriting discounts and commissions	2,012,500	2,012,500
TOTAL LIABILITIES	2,087,126	2,025,098

Commitments and contingencies

Common stock subject to possible redemption, 5,750,000 shares at accretion carrying value with redemption value of $10.19 and $10.15 per share as of September 30, 2022 and March 31, 2022, respectively	53,443,954	48,269,081

Stockholders’ equity:
Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,846,250 shares issued and outstanding as of September 30, 2022 and March 31, 2022	185	185
Additional paid-in capital	3,912,432	9,087,305
Accumulated deficit	(381,363)	(54,502)
Total stockholders’ equity	3,531,254	9,032,988

TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY	$59,062,334	$59,327,167

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Formation and operating costs	$(221,304)	$(336)	$(548,090)	$(14,990)
Franchise tax expenses	(11,700)	-	(13,700)	-
Loss from operations	(233,004)	(336)	(561,790)	(14,990)

Other income:
Interest earned on investment held in Trust Account	153,472	-	234,929	-

Loss before income taxes	(79,532)	(336)	(326,861)	(14,990)

Income taxes provision	-	-	-	-

Net loss	$(79,532)	$(336)	$(326,861)	$(14,990)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,750,000	-	5,750,000	-
Basic and diluted net income per share, common stock subject to possible redemption	$0.11	$-	$0.18	$-
Basic and diluted weighted average shares outstanding, common stock attributable to Goldenstone Acquisition Limited	1,846,250	1,250,000 (1)	1,846,250	1,250,000 (1)
Basic and diluted net loss per share, common stock attributable to Goldenstone Acquisition Limited	$(0.37)	$(0.00)	$(0.72)	$(0.01)

(1)	This number excludes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on March 21, 2022.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Six Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - March 31, 2022	1,846,250	$185	$9,087,305	$(54,502)	$9,032,988
Accretion of initial measurement of common stock subject to redemption value	-	-	(2,407,570)	-	(2,407,570)
Net loss	-	-	-	(247,329)	(247,329)
Balance - June 30, 2022	1,846,250	185	6,679,735	(301,831)	6,378,089
Accretion of initial measurement of common stock subject to redemption value	-	-	(2,556,121)	-	(2,556,121)
Accretion of subsequent measurement of common stock subject to redemption value			(211,182)		(211,182)
Net loss	-	-	-	(79,532)	(79,532)
Balance - September 30, 2022	1,846,250	$185	$3,912,432	$(381,363)	$3,531,254

	For the Six Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance - March 31, 2021	1,437,500	$144	$25,730	$(1,054)	$24,820
Net loss	-	-	-	(14,654)	(14,654)
Balance - June 30, 2021	1,437,500	144	25,730	(15,708)	10,166
Net loss	-	-	-	(336)	(336)
Balance - September 30, 2021	1,437,500	$144	$25,730	$(16,044)	$9,830

(1)	This number includes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on March 21, 2022.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	September 30, 2022	September 30, 2021

Cash Flows from Operating Activities:
Net loss	$(326,861)	$(14,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(234,929)	-
Change in operating assets and liabilities:
Prepaid expenses	(76,292)	-
Accrued expenses	48,328	1,260
Franchise tax payable	13,700	-
Net Cash Used in Operating Activities	(576,054)	(13,730)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	-	50,000
Payments of deferred offering costs	-	(36,561)
Net Cash Provided by Financing Activities	-	13,439

Net Change in Cash	(576,054)	(291)

Cash at beginning of period	959,964	36,446

Cash at end of period	$383,910	$36,155

Supplemental Disclosure of Non-cash Financing Activities
Accretion of initial measurement of common stock subject to redemption value	$4,963,691	$-
Accretion of subsequent measurement of common stock subject to redemption value	$211,182	$-

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

The Company has selected March 31 as its fiscal year end. As of September 30, 2022, the Company had not commenced any operations. For the period from September 9, 2020 (inception) to September 30, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Termination of the Merger Agreement

On June 21, 2022, the Company entered into a Merger Agreement (the “Agreement”) by and among Roxe Holding Inc., a Delaware corporation (the “Target”), the Company, Goldenstone Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and wholly-owned subsidiary of the Company, and Amazon Capital Inc., solely in its capacity as representative, agent and attorney-in-fact of the Target Securityholders (the “Securityholder Representative”), pursuant to which Merger Sub will merge with and into the Target (the “Merger”) with the Target as the surviving corporation of the merger and becoming a wholly-owned subsidiary of the Company. In connection with the Merger, the Company will change its name to “Roxe Holding Group Inc.” The Board of Directors of the Company (the “Board”) has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Company. Effective September 30, 2022, the Company and the Target entered into a Joint Agreement to Terminate Merger Agreement (the “Termination Agreement”). The termination was by mutual agreement of the Company and the Target pursuant to Section 10.1(c) of the Agreement and no termination fee or other payment is due to either party from the other as a result of the termination.

Liquidity and Going Concern

As of September 30, 2022, the Company had $383,910 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering and working capital of $388,076.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by March 20, 2023, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such condition raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and March 31, 2022.

Investments held in Trust Account

As of September 30, 2022 and March 31, 2022, $58,599,632 and $58,364,703, respectively, of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of September 30, 2022 and March 31, 2022, the Company recognized accumulated accretion of initial measurement of common stock subject to redemption value of $5,221,183 and $257,493, respectively, with unrecognized accretion of $5,129,728 and $10,093,419, respectively, remaining.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2022 and March 31, 2022, approximately $58.7 million and $59.1 million, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three and six months ended September 30, 2022, the Company has not considered the effect of the Warrants sold in the Initial Public Offering to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. For the three and six months ended September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2022		September 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(2,154,919)	$(691,916)	$-	$(336)
Accretion of initial measurement of common stock subject to redemption value	2,767,303	-	-	-
Allocation of net income (loss)	$612,384	$(691,916)	$-	$(336)
Denominators:
Weighted-average shares outstanding	5,750,000	1,846,250	-	1,250,000 (1)
Basic and diluted net income (loss) per share	$0.11	$(0.37)	$-	$(0.00)

	For the Six Months Ended		For the Six Months Ended
	September 30, 2022		September 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(4,164,551)	$(1,337,183)	$-	$(14,990)
Accretion of initial measurement of common stock subject to redemption value	5,174,873	-	-	-
Allocation of net income (loss)	$1,010,322	$(1,337,183)	$-	$(14,990)
Denominators:
Weighted-average shares outstanding	5,750,000	1,846,250	-	1,250,000 (1)
Basic and diluted net income (loss) per share	$0.18	$(0.72)	$-	$(0.01)

(1)	This number excludes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters in connection with the Initial Public Offering.

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

NOTE 3 — INVESTMENTS HELD IN TRUST ACCOUNT

As of September 30, 2022 and March 31, 2022, assets held in the Trust Account were comprised of $58,599,632 and $58,364,703, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	March 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$58,599,632	$58,364,703

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

As of September 30, 2022 and March 31, 2022, the common stock reflected on the balance sheet is reconciled in the following table.

	As of	As of
	September 30, 2022	March 31, 2022
Gross proceeds	$57,500,000	$57,500,000
Less:
Proceeds allocated to public warrants	(5,577,500)	(5,577,500)
Offering costs of public shares	(3,910,911)	(3,910,911)
Plus:
Accretion of carrying value to redemption value	5,432,365	257,492
Common stock subject to possible redemption	$53,443,954	$48,269,081

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

As of September 30, 2022 and March 31, 2022, there were 1,437,500 Insider Shares issued and outstanding. All share and per share information have been retroactively adjusted to reflect as if the Insider Shares were issued as of the beginning of the period presented.

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

Promissory Note — Related Party

On March 23, 2021, Goldenstone Holding, LLC, one of the Company’s initial stockholders, has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and is due at the earlier of (1) September 30, 2021 or (2) the closing of the Initial Public Offering. On January 4, 2022, the maturity date of the loan was extended to the earlier of (1) March 1, 2022 or (2) the closing of the Initial Public Offering. In March 2022, the maturity date of the loan was extended to the earlier of (1) April 30, 2022 or (2) the closing of the Initial Public Offering. The full amount of the $184,126 balance was repaid on March 21, 2022. As of September 30, 2022 and March 31, 2022, the Company had no borrowings under the promissory note – related party.

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

As of September 30, 2022 and March 31, 2022, the Company had no borrowings under the working capital loans.

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

As of September 30, 2022 and March 31, 2022, the Company had no borrowings under the extension loans.

Administrative Services Agreement and Service Fees

The Company is obligated, commencing from the closing of the Initial Public Offering and for 12 months, to pay the sponsor’s affiliate and officers of the Company, a monthly fee of $25,000 for general and administrative services including office space, utilities, secretarial support and officers’ services to the Company. The Administrative Services Agreement and the service fees to be paid to the officers will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public stockholders. For the three months September 30, 2022 and 2021, the Company has recognized $75,000 and $0, respectively, of administrative service fee, which is included in formation and operating costs on the statement of operations. For the six months September 30, 2022 and 2021, the Company has recognized $150,000 and $0, respectively, of administrative service fee, which is included in formation and operating costs on the statement of operations.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 15,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2022 and March 31, 2022, there were 1,846,250 shares of common stock issued and outstanding, respectively.

Rights

As of September 30, 2022 and March 31, 2022, there were 5,750,000 Public Rights and 351,250 Private Rights outstanding.  Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of its initial Business Combination. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company accounted for the 5,750,000 rights issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the rights as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the rights is approximately $4.4 million, or $0.76 per Unit, using the Black-Scholes Option Pricing Model. The fair value of the rights is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 0.75%, (3) expected life of 1 year, (4) exercise price of $0.00 and (5) stock price of $9.03.

Warrants

As of September 30, 2022 and March 31, 2022, there were 5,750,000 Public Warrants and 351,250 Private Warrants outstanding.  Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the Initial Public Offering. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

NOTE 9 — INCOME TAXES

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account. There was no income tax expense for the three and six months ended September 30, 2022 and 2021.

The income tax provision (benefit) consists of the following:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Current
Federal	$—	$—	$—	$—
State	—	—	—	—
Deferred
Federal	16,702	71	68,641	3,148
State	—	—	—	—
Valuation allowance	(16,702)	(71)	(68,641)	(3,148)
Income tax provision	$—	$—	$—	$—

The Company’s net deferred tax assets were as follows:

	As of September 30, 2022	As of March 31, 2022
Deferred tax assets:
Net operating loss carryover	$80,086	$11,445
Total deferred tax assets	80,086	11,445
Valuation allowance	(80,086)	(11,445)
Deferred tax asset, net of allowance	$—	$—

As of September 30, 2022 and March 31, 2022, the Company had $381,363 and $54,502 of U.S. federal and state net operating loss carryovers available to offset future taxable income which do not expire.

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 15, 2022 when this unaudited condensed financial statement was issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited condensed financial statement.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in connection with our initial public offering and our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2022, we incurred a net loss of $79,532, which consisted of formation and operating costs of $221,304 and franchise tax expense of $11,700, partially offset by interest income on the trust account of $153,472.

For the three months ended September 30, 2021, we incurred a net loss of $336 which was all attributable to formation and operating costs.

For the six months ended September 30, 2022, we incurred a net loss of $326,861, which consisted of formation and operating costs of $548,090 and franchise tax expense of $13,700, partially offset by interest income on the trust account of $234,929.

For the six months ended September 30, 2021, we incurred a net loss of $14,990 which was all attributable to formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2022, we had $383,910 in cash in our operating account as compared to cash of $959,964 at March 31, 2022 and working capital of $388,076 as compared to working capital of $949,866 at March 31, 2022. The decrease in liquidity is attributable to net cash used in operating activities of $576,054.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans. In addition, if the Company is unable to complete a Business Combination within the Combination Period by March 20, 2023, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such condition raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies and estimates:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Dated: November 15, 2022	GOLDENSTONE ACQUISITION LIMITED

	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ray Chen
	Name:	Ray Chen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)