Form 10-Q
period 2022-12-31
Goldenstone Acquisition Ltd.
filed 2023-02-21
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022 OR

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

As of February 21, 2023, 7,596,250 shares of Common Stock were issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

GOLDENSTONE ACQUISITION LIMITED
CONDENSED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2022	2022
ASSETS
Current assets:
Cash	$279,541	$959,964
Prepaid expenses	37,917	2,500
Total current assets	317,458	962,464

Investments held in Trust Account	59,215,652	58,364,703
TOTAL ASSETS	$59,533,110	$59,327,167

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$74,677	$798
Income tax payable	130,864	-
Franchise tax payable	37,843	11,800
Total current liabilities	243,384	12,598

Deferred tax liability	40,256	-
Deferred underwriting discounts and commissions	2,012,500	2,012,500
TOTAL LIABILITIES	2,296,140	2,025,098

Commitments and contingencies

Common stock subject to possible redemption, 5,750,000 shares at accretion carrying value with redemption value of $10.26 and $10.15 per share as of December 31, 2022 and March 31, 2022, respectively	56,561,562	48,269,081

Stockholders’ equity:
Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,846,250 shares issued and outstanding as of December 31, 2022 and March 31, 2022	185	185
Additional paid-in capital	794,824	9,087,305
Accumulated deficit	(119,601)	(54,502)
Total stockholders’ equity	675,408	9,032,988

TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY	$59,533,110	$59,327,167

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Formation and operating costs	$(170,795)	$(838)	$(718,885)	$(15,828)
Franchise tax expenses	(12,343)	-	(26,043)	-
Loss from operations	(183,138)	(838)	(744,928)	(15,828)

Other income:
Interest earned on investment held in Trust Account	616,020	-	850,949	-

Income (loss) before income taxes	432,882	(838)	106,021	(15,828)

Income taxes provision	(171,120)	-	(171,120)	-

Net income (loss)	$261,762	$(838)	$(65,099)	$(15,828)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,750,000	-	5,750,000	-
Basic and diluted net income per share, common stock subject to possible redemption	$0.17	$-	$0.34	$-
Basic and diluted weighted average shares outstanding, common stock attributable to Goldenstone Acquisition Limited	1,846,250	1,250,000 (1)	1,846,250	1,250,000 (1)
Basic and diluted net loss per share, common stock attributable to Goldenstone Acquisition Limited	$(0.38)	$(0.00)	$(1.10)	$(0.01)

(1)	This number excludes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on March 21, 2022.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	For the Nine Months Ended December 31, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - March 31, 2022	1,846,250	$185	$9,087,305	$(54,502)	$9,032,988
Accretion of initial measurement of common stock subject to redemption value	-	-	(2,407,570)	-	(2,407,570)
Net loss	-	-	-	(247,329)	(247,329)
Balance - June 30, 2022	1,846,250	185	6,679,735	(301,831)	6,378,089
Accretion of initial measurement of common stock subject to redemption value	-	-	(2,556,121)	-	(2,556,121)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	(211,182)	-	(211,182)
Net loss	-	-	-	(79,532)	(79,532)
Balance - September 30, 2022	1,846,250	185	3,912,432	(381,363)	3,531,254
Accretion of initial measurement of common stock subject to redemption value	-	-	(2,685,051)	-	(2,685,051)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	(432,557)	-	(432,557)
Net income	-	-	-	261,762	261,762
Balance - December 31, 2022	1,846,250	$185	$794,824	$(119,601)	$675,408

	For the Nine Months Ended December 31, 2021
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance - March 31, 2021	1,437,500	$144	$25,730	$(1,054)	$24,820
Net loss	-	-	-	(14,654)	(14,654)
Balance - June 30, 2021	1,437,500	144	25,730	(15,708)	10,166
Net loss	-	-	-	(336)	(336)
Balance - September 30, 2021	1,437,500	144	25,730	(16,044)	9,830
Net loss	-	-	-	(838)	(838)
Balance - December 31, 2021	1,437,500	$144	$25,730	$(16,882)	$8,992

(1)	This number includes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters prior the Initial Public Offering on March 21, 2022.

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	December 31, 2022	December 31, 2021

Cash Flows from Operating Activities:
Net loss	$(65,099)	$(15,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(850,949)	-
Deferred tax expense	40,256	-
Change in operating assets and liabilities:
Prepaid expenses	(35,417)	-
Accrued expenses	73,879	-
Income tax payable	130,864	-
Franchise tax payable	26,043	-
Net Cash Used in Operating Activities	(680,423)	(15,828)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	-	80,000
Payments of deferred offering costs	-	(78,114)
Net Cash Provided by Financing Activities	-	1,886

Net Change in Cash	(680,423)	(13,942)

Cash at beginning of period	959,964	36,446

Cash at end of period	$279,541	$22,504

Supplemental Disclosure of Non-cash Financing Activities
Accretion of initial measurement of common stock subject to redemption value	$7,648,742	$-
Accretion of subsequent measurement of common stock subject to redemption value	$643,739	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company has selected March 31 as its fiscal year end. As of December 31, 2022, the Company had not commenced any operations. For the period from September 9, 2020 (inception) to December 31, 2022, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.15 per share), plus any pro rata interest earned on the funds held in the Trust Account.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $279,541 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering and working capital of $74,074.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and March 31, 2022.

Investments held in Trust Account

As of December 31, 2022 and March 31, 2022, $59,215,652 and $58,364,703, respectively, of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of December 31, 2022 and March 31, 2022, the Company recognized accumulated accretion of initial measurement of common stock subject to redemption value of $7,906,234 and $257,493, respectively, with unrecognized accretion of $2,444,677 and $10,093,419, respectively, remaining.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2022 and March 31, 2022, approximately $59.2 million and $59.1 million, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three and nine months ended December 31, 2022, the Company has not considered the effect of the Warrants sold in the Initial Public Offering to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. For the three and nine months ended December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended		For the Three Months Ended
	December 31, 2022		December 31, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(2,161,740)	$(694,106)	$-	$(838)
Accretion of initial measurement of common stock subject to redemption value	3,117,608	-	-	-
Allocation of net income (loss)	$955,868	$(694,106)	$-	$(838)
Denominators:
Weighted-average shares outstanding	5,750,000	1,846,250	-	1,250,000 (1)
Basic and diluted net income (loss) per share	$0.17	$(0.38)	$-	$(0.00)

	For the Nine Months Ended		For the Nine Months Ended
	December 31, 2022		December 31, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(6,326,291)	$(2,031,289)	$-	$(15,828)
Accretion of initial measurement of common stock subject to redemption value	8,292,481	-	-	-
Allocation of net income (loss)	$1,966,190	$(2,031,289)	$-	$(15,828)
Denominators:
Weighted-average shares outstanding	5,750,000	1,846,250	-	1,250,000 (1)
Basic and diluted net income (loss) per share	$0.34	$(1.10)	$-	$(0.01)

(1)	This number excludes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters in connection with the Initial Public Offering.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted earnings per share by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The adoption of ASU 2020-06 on April 1, 2022 did not have a material effect on the Company’s unaudited condensed financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INVESTMENTS HELD IN TRUST ACCOUNT

As of December 31, 2022 and March 31, 2022, assets held in the Trust Account were comprised of $59,215,652 and $58,364,703, respectively, in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	March 31, 2022
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$59,215,652	$58,364,703

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

As of December 31, 2022 and March 31, 2022, the common stock reflected on the balance sheet is reconciled in the following table.

	As of	As of
	December 31, 2022	March 31, 2022
Gross proceeds	$57,500,000	$57,500,000
Less:
Proceeds allocated to public warrants	(5,577,500)	(5,577,500)
Offering costs of public shares	(3,910,911)	(3,910,911)
Plus:
Accretion of carrying value to redemption value	8,549,973	257,492
Common stock subject to possible redemption	$56,561,562	$48,269,081

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

As of December 31, 2022 and March 31, 2022, there were 1,437,500 Insider Shares issued and outstanding. All share and per share information have been retroactively adjusted to reflect as if the Insider Shares were issued as of the beginning of the period presented.

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

Promissory Note — Related Party

On March 23, 2021, Goldenstone Holding, LLC, one of the Company’s initial stockholders, has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and is due at the earlier of (1) September 30, 2021 or (2) the closing of the Initial Public Offering. On January 4, 2022, the maturity date of the loan was extended to the earlier of (1) March 1, 2022 or (2) the closing of the Initial Public Offering. In March 2022, the maturity date of the loan was extended to the earlier of (1) April 30, 2022 or (2) the closing of the Initial Public Offering. The full amount of the $184,126 balance was repaid on March 21, 2022. As of December 31, 2022 and March 31, 2022, the Company had no borrowings under the promissory note – related party.

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

As of December 31, 2022 and March 31, 2022, the Company had no borrowings under the working capital loans.

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

As of December 31, 2022 and March 31, 2022, the Company had no borrowings under the extension loans.

Administrative Services Agreement and Service Fees

The Company is obligated, commencing from the closing of the Initial Public Offering and for 12 months, to pay the sponsor’s affiliate and officers of the Company, a monthly fee of $25,000 for general and administrative services including office space, utilities, secretarial support and officers’ services to the Company. The Administrative Services Agreement and the service fees to be paid to the officers will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public stockholders. For the three months December 31, 2022 and 2021, the Company has recognized $75,000 and $0, respectively, of administrative service fee, which is included in formation and operating costs on the statement of operations. For the nine months December 31, 2022 and 2021, the Company has recognized $225,000 and $0, respectively, of administrative service fee, which is included in formation and operating costs on the statement of operations.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 15,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2022 and March 31, 2022, there were 1,846,250 shares of common stock issued and outstanding, respectively.

Rights

As of December 31, 2022 and March 31, 2022, there were 5,750,000 Public Rights and 351,250 Private Rights outstanding.  Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of its initial Business Combination. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company accounted for the 5,750,000 rights issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the rights as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the rights is approximately $4.4 million, or $0.76 per Unit, using the Black-Scholes Option Pricing Model. The fair value of the rights is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 0.75%, (3) expected life of 1 year, (4) exercise price of $0.00 and (5) stock price of $9.03.

Warrants

As of December 31, 2022 and March 31, 2022, there were 5,750,000 Public Warrants and 351,250 Private Warrants outstanding.  Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the Initial Public Offering. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

NOTE 9 — INCOME TAXES

As of December 31, 2022 and March 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Its effective tax rate was 39.5% and 161.4% for the three and nine months ended December 31, 2022, respectively. The effective tax rate for the three and nine months ended December 31, 2021 was 0%. The effective tax rate differs from the statutory tax rate of 21% primarily due to the valuation allowance on the deferred tax assets.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through February 21, 2023 when this unaudited condensed financial statement was issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited condensed financial statement.

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

Cautionary Note Regarding Forward-Looking Statements

This Current Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Results of Operations

Our entire activity since inception up to December 31, 2022 was in connection with our initial public offering and our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended December 31, 2022, we had a net income of $261,762, which was resulted from the interest income on the trust account of $616,020, partially offset by formation and operating costs of $170,795, franchise tax expense of $12,343, and provision for income taxes of $171,120.

For the three months ended December 31, 2021, we incurred a net loss of $838 which was all attributable to formation and operating costs.

For the nine months ended December 31, 2022, we had a net loss of $65,099, which was resulted from formation and operating costs of $718,885, franchise tax expense of $26,043, and provision for income taxes of $171,120, partially offset by the interest income on the trust account of $850,949.

For the nine months ended December 31, 2021, we incurred a net loss of $15,828 which was all attributable to formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2022, we had $279,541 in cash in our operating account as compared to cash of $959,964 at March 31, 2022 and working capital of $74,074 as compared to working capital of $949,866 at March 31, 2022. The decrease in liquidity is attributable to net cash used in operating activities of $680,423 for the nine months ended December 31, 2022.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective April 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on April 1, 2021. The Company adopted ASU 2020-06 as of April 1, 2022 and did not have a material effect on the Company’s unaudited condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective, due to our management has identified a material weakness during its assessment of internal controls over financial reporting as of December 31, 2022. Our management has assessed that we do not have qualified personnel to be able to provide the tax provision for a U.S. Special Purpose Acquisition Company (“SPAC”). We inadvertently taken the deduction of our operation expenses during the quarter ended December 31, 2022, which resulted in an audit adjustment in the provision for income taxes account. Under the U.S. tax law, expenses incurred by a SPAC before a target company is identified are generally referred to as “start-up expenses.” Start-up expenses must be capitalized unless they qualify for an election by us to deduct up to $5,000 in the first year of such expenses and amortize the remaining expenses over 180 months that begins with the month the active trade or business begins, or the completion of our business combination.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described in this Quarterly Report on Form 10-Q had not yet been identified. Due solely to the audit adjustments in the provision for income taxes account, management has identified a material weakness in internal controls related to the lack of qualified personnel to be able to provide the tax provision for a U.S. SPAC.

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

Dated: February 21, 2023	GOLDENSTONE ACQUISITION LIMITED

	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ray Chen
	Name:	Ray Chen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)