Form 10-K
period 2023-03-31
Goldenstone Acquisition Ltd.
filed 2023-07-14
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☐ Not applicable ☒

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At September 30, 2022, which is the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was approximately $57.2 million.

As of July 12, 2023, 7,596,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GOLDENSTONE ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended March 31, 2023

i

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

ii

PART I

ITEM 1. BUSINESS

Overview

Goldenstone Acquisition Limited (“we,” “us,” “our,” “Goldenstone” or the “Company”) is a Delaware corporation incorporated as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to herein as our “initial business combination.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region other than we have agreed that we will not undertake an initial business combination with any entity that is headquartered in, or conducts the majority of its business in, in China (including Hong Kong and Macau). The Company’s sponsor is Goldenstone Holdings, LLC (“Sponsor”) which is controlled by Eddie Ni, our Chief Executive Officer.

We believe that our management team’s decades of experience in mergers and acquisitions for blank check companies, connections to the global business community including Asia and North America, and experience in business development will allow us to source attractive deals and find compelling investment opportunities from private and public sources to create value for stockholders, and give us a competitive advantage in pursuing a broad range of opportunities in many industries.

Initial Public Offering

On March 21, 2022, we consummated our initial public offering (the “IPO”) of 5,750,000 units (the “Units”), including the issuance of 750,000 Units as a result of the underwriter’s full exercise of its over-allotment option (referred to herein as the “Over-Allotment” and “over-allotment option”). Each Unit consists of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”), one redeemable warrant (“Warrant”), each Warrant entitling the holder thereof to purchase one-half of one share of Common Stock for $11.50 per whole share and one right (“Right”), with each Right entitling the holder to 1/10 of one share of Common Stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $57,500,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement with the Sponsors and certain other investors of 351,250 units (the “Private Units”), at a price of $10.00 per Private Unit, generating total proceeds of $3,512,500 (the “Private Placement”). The Private Units are identical to the Units sold in the IPO except that the holders have agreed not to transfer, assign, or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement for the IPO (the “Registration Statement”) until the date that is 30 days after the date we complete our initial business combination. In addition, the warrants included in the Private Units are not redeemable if held by them or a permitted transferee. Our Sponsors and the anchor investors were granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Upon the closing of the initial public offering on March 21, 2022, a total of $58,362,500 of the net proceeds from the IPO, the Over-Allotment and the Private Placement (including $2,012,500 of the underwriter’s deferred commission) was deposited in a trust account (the “Trust Account”) established for the benefit of our public stockholders. As of March 31, 2023, a total of $60,156,291 including the net proceeds from the IPO and the Private Placement as well as income accrued since the date of the IPO was being held in a trust account established for the benefit of the Company’s public stockholders.

After the payment of IPO transaction costs that amounted to $4,331,021, consisting of $1,150,000 of underwriting discounts and commissions, $2,012,500 of deferred underwriting discounts and commissions (which amount will be payable upon consummation of our initial business combination, if consummated), $519,403 of other offering costs, the $441,025 fair value of the 57,500 shares issued to the representative (the “Representative Shares”) and the $208,093 fair value of the Unit Purchase Option sold to Maxim (the “UPO”) and considered as part of the transaction costs, $1,045,061 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The Representative has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

The initial stockholders, officers, directors, or their affiliates have agreed to loan us funds as may be required in order to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination (the “working capital loans”). As of March 31, 2023, the Company had no borrowings under the working capital loans. Any future working capital loans would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of the Company’s business combination into private units at a price of $10.00 per unit. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans , if and when issued, would be evidenced by promissory notes. As of March 31, 2023, we had $10,763 held outside of the Trust Account.

Upon the closing of the IPO, the Company had an initial 12 months from the closing of the IPO to complete a Business Combination, and the Company may, but is not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of up to 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial stockholders or their affiliates or designees must deposit into the Trust Account $575,000 ($0.10 per share in either case), on or prior to the applicable deadline, for each three month extension (or up to an aggregate of $1,500,000 (or $1,725,000 if the underwriters’ over-allotment option is exercised in full), or $0.30 per share if the Company extends for the full nine months).

We now have until September 21, 2023, with the option, upon approval of our Board of Directors, to extend up to December 21, 2023, or such later time as our shareholders may approve in accordance with our Amended and Restated Certificate of Incorporation (the “Charter”), to consummate our initial business combination (the “Combination Period”). If we are unable to consummate our initial business combination by such date and do not obtain an additional extension, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s public warrants, public rights, or private rights. The warrants and rights will expire worthless if the Company fails to complete its initial Business Combination within the 12-month time period (or up to 21 months from the closing of Initial Public Offering if the Company extends the period of time to consummate a Business Combination by the full amount of time). The underwriters have agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15.

Execution and Termination of the Merger Agreement

On June 21, 2022, we entered into a Merger Agreement (the “Merger Agreement”) by and among Roxe Holding Inc., a Delaware corporation (the “Roxe”), the Registrant, Goldenstone Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and wholly-owned subsidiary of the Registrant, and Amazon Capital Inc., solely in its capacity as representative, agent and attorney-in-fact of the Roxe Securityholders (the “Securityholder Representative”)(collectively, the “Parties), pursuant to which Merger Sub would merge with and into the Company (the “Merger”) with the Roxe as the surviving corporation of the Merger and becoming a wholly-owned subsidiary of the Company.

Subsequently, on September 30, 2022, we entered into a Joint Agreement to Terminate Merger Agreement (the “Termination Agreement”) with Roxe, pursuant to which (i) the Parties mutually agreed to terminate the Merger Agreement. The termination was by mutual agreement of the Company and Roxe pursuant to Section 10.1(c) of the Merger Agreement, and no termination fee or other payment is due to either party from the other as a result of the termination.

By virtue of the termination of the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) were terminated in accordance with their terms.

Extension of the Deadline to Complete an Initial Business Combination

Pursuant to the terms of our Amended and Restated Certificate of Incorporation and the Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, LLC (“Continental”), the Company may elect to extend the time available to consummate our initial business combination, provided that our sponsor or its affiliates or designees must, upon ten days advance notice prior to the applicable deadline, deposit $575,000 into the trust account ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,725,000, or $0.30 per share if we extend for the full nine months) ten days advance notice prior to the applicable deadline.

On March 14, 2023, the Company announced that it had extended the period of time by which it may complete an initial business combination by an additional three months (the “Extension”). In accordance with its amended and restated certificate of incorporation, a deposit of $575,000 was made into the trust account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the Extension, the deadline for completion of an initial business combination was extended to June 21, 2023.

On June 20, 2023, the Company announced that it had extended the period of time by which it may complete an initial business combination by an additional three months (the “Second Extension”). In accordance with its amended and restated certificate of incorporation, on June 14, 2023, a deposit of $575,000 was made into to the trust account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the Second Extension, the new deadline for completion of an initial business combination is September 21, 2023.

Business Strategy

Our business strategy is to identify and complete a business combination that creates long-term value for our stockholders. We will seek to capitalize on the comprehensive experience and contacts of our executive officers and directors in consummating an initial business combination. Our team is led by Eddie Ni, our President and Chief Executive Officer, Ray Chen, our Chief Financial Officer, and Yongsheng Liu, our Chief Operating Officer.

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

Initial Business Combination Criteria

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that are held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equal or exceeds $250 million as of the end of that fiscal year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that fiscal year’s second fiscal quarter.

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

Holders of Record

As of March 31, 2023, there were 7,596,250 of our shares of common stock issued and outstanding held by 10 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

If we have not completed our initial business combination within 12 months (or by December 21, 2023, if so extended), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that our plans to complete our initial business combination will be successful.

Termination of Sparks Merger Agreement

On June 21, 2022, we entered into a Merger Agreement (the “Merger Agreement”) by and among Roxe Holding Inc., a Delaware corporation (the “Roxe”), the Registrant, Goldenstone Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and wholly-owned subsidiary of the Registrant, and Amazon Capital Inc., solely in its capacity as representative, agent and attorney-in-fact of the Roxe Securityholders (the “Securityholder Representative”)(collectively, the “Parties), pursuant to which Merger Sub would merge with and into the Company (the “Merger”) with the Roxe as the surviving corporation of the Merger and becoming a wholly-owned subsidiary of the Company.

Subsequently, on September 30, 2022, we entered into a Joint Agreement to Terminate Merger Agreement (the “Termination Agreement”) with Roxe, pursuant to which (i) the Parties mutually agreed to terminate the Merger Agreement. The termination was by mutual agreement of the Company and Roxe pursuant to Section 10.1(c) of the Merger Agreement, and no termination fee or other payment is due to either party from the other as a result of the termination.

By virtue of the termination of the Merger Agreement, the Additional Agreements (as defined in the Merger Agreement) were terminated in accordance with their terms.

Extension of the Deadline to Complete an Initial Business Combination

Pursuant to the terms of our Amended and Restated Certificate of Incorporation and the Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, LLC (“Continental”), the Company may elect to extend the time available to consummate our initial business combination, provided that our sponsor or its affiliates or designees must, upon ten days advance notice prior to the applicable deadline, deposit $575,000 into the trust account ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,725,000, or $0.30 per share if we extend for the full nine months) ten days advance notice prior to the applicable deadline.

On March 14, 2023, the Company announced that it had extended the period of time by which it may complete an initial business combination by an additional three months (the “Extension”). In accordance with its amended and restated certificate of incorporation, a deposit of $575,000 was made into the trust account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the Extension, the new deadline for completion of an initial business combination was extended to June 21, 2023 .

On June 20, 2023, the Company announced that it had extended the period of time by which it may complete an initial business combination by an additional three months (the “Second Extension”). In accordance with its amended and restated certificate of incorporation, on June 14, 2023, a deposit of $575,000 was made into to the trust account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the Second Extension, the new deadline for completion of an initial business combination is September 21, 2023.

Changes in the Company’s Independent Registered Public Accounting Firm

Appointment of the Current Independent Registered Public Accounting Firm

On March 8, 2023, the Company engaged Marcum Asia CPAs LLP (“Marcum Asia”), an affiliate of Marcum LLP (“Marcum”), as its independent registered public accounting firm for the fiscal year ending March 31, 2023, effective immediately. During the fiscal year ended March 31, 2022 and the interim period through March 8, 2023, neither the Company nor anyone on its behalf consulted with Marcum Asia regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Dismissal of the Independent Registered Public Accounting Firm on March 8, 2023.

In connection with the Company’s appointment of Marcum Asia, the Company dismissed Marcum, its prior independent registered public accounting firm, effective March 8, 2023. Marcum continued to serve as the Company’s independent registered public accounting firm through March 8, 2023. The services previously provided by Marcum will now be provided by Marcum Asia. The decision to change accountants was expressly approved by the Chairman of the Company’s Audit Committee.

Marcum’s reports on the Company’s financial statements for the period from October 21, 2022 through March 8, 2023 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the financial statements of the Company contained an uncertainty about the Company’s ability to continue as a going concern.

During the period from October 21, 2022 through March 8, 2023, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements for such periods. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Marcum with a copy of the above disclosures and requested that Marcum furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made above. A copy of Marcum’s letter, dated March 14, 2023, is attached as Exhibit 16.1 to the Form 8-K filed on March 15, 2023.

Appointment of Prior Independent Registered Public Accounting Firm on October 21, 2022.

On October 21, 2022, the Company engaged Marcum as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2023, effective immediately. During the period from September 9, 2020 through March 31, 2021, the fiscal year ended March 31, 2022 and the interim period through October 21, 2022, neither the Company nor anyone on its behalf consulted with Marcum regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Dismissal of Prior Independent Registered Public Accounting Firm on October 21, 2022

In connection with the Company’s engagement of Marcum as its independent registered public accounting firm for the fiscal year ending March 31, 2023, on October 21, 2022, the Company concurrently dismissed Friedman LLP (“Friedman”), as its independent registered public accounting firm. Friedman continued to serve as the Company’s independent registered public accounting firm through October 19, 2022. Based on information provided by Friedman, effective September 1, 2022, Friedman combined with Marcum and continued to operate as an independent registered public accounting firm. On October 21, 2022, an engagement letter was executed by Marcum and the Company, effectively immediately. Pursuant to the engagement letter, the services previously provided by Friedman would be provided by Marcum. The decision to change accountants was expressly approved by the Chairman of the Company’s Audit Committee.

Friedman’s reports on the Company’s financial statements from September 9, 2020 (inception) through March 31, 2021 and for the fiscal year ended March 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the financial statements of the Company contained an uncertainty about the Company’s ability to continue as a going concern.

During the period from September 9, 2020 (inception) through March 31, 2021 and the fiscal year ended March 31, 2022, and the subsequent interim period through October 21, 2022, there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements for such periods. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Friedman with a copy of the above disclosures and requested that Friedman furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made above. A copy of Friedman’s letter, dated November 14, 2022, is attached as Exhibit 16.1 to the Current Report on Form 8-K filed on November 14, 2022.

Results of Operations

Our entire activity since inception up to March 31, 2023 was in connection with our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended March 31, 2023, we generated a net income of $145,511, which consisted of interest income on the trust account of $1,483,785, offset by formation and operating costs of $998,735, franchise tax expense of $38,043 and income taxes provision of $301,496. For the year ended March 31, 2022, we incurred a net loss of $53,448, which consisted of formation and operating costs of $43,401 and franchise tax expense of $12,250, partially offset by interest income on the trust account of $2,203.

Liquidity and Capital Resources

As of March 31, 2023, we had $10,763 in cash in our operating account as compared to cash of $959,964 at March 31, 2022 and working deficit of $648,141 as compared to working capital of $949,866 at March 31, 2022. The change in liquidity is attributable to cash used in operating activities of $857,494, cash used in investing activities of $536,707, and offset by cash provided by financing activities.

For the year ended March 31, 2023, there was $857,494 of cash used in operating activities resulting from dividend earned on investment held in Trust Account amounting to $1,483,785, increase in prepaid expenses of $50,000, offset by net income of $145,511, deferred tax expense of $48,070, increase in accrued expenses of $204,084, increase in due to related parties of $25,000, increase in income tax payable of $253,426, and increase in franchise tax payable of $200.

For the year ended March 31, 2023, there was $536,707 of cash used in investing activities resulting from the deposit of investment held in Trust Account amounting to $575,000, offset by withdrawal of an investment held in the Trust Account amounting to $38,293.

In order to finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. For the year ended March 31, 2023, there was $445,000 of cash provided by financing activities resulting from proceeds from the working capital loan from a related party amounting to $320,000 and the receipt of the business combination deposits amounting to $125,000

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

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

Deferred Offering Costs

We comply with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs - SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $4,331,021 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to stockholders’ equity upon the completion of the IPO.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of January 1, 2021.

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

Underwriting Agreement

We sold to the underwriters, $100, a Unit Purchase Option (“UPO”) to purchase 270,250 Units exercisable at $11.00 per Unit, an aggregate exercise price of $2,972,750, commencing on the later of the first anniversary the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

Except as discussed below, there were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2023, we engaged a professional CPA firm to review our income tax provision to remediate our previous identified material weakness on lack of qualified personnel to provide the tax provision for a U.S. Special Purpose Acquisition Company (“SPAC”).

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Eddie Ni	60	Director, Chief Executive Officer, and President
Ray Chen	58	Director, Chief Financial Officer
Yongsheng Liu	54	Chief Operating Officer
Jonathan McKeage	69	Independent Director
Pin Tai	69	Independent Director
Nan Sun	41	Independent Director

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of May 31, 2023 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of May 31, 2023, we had 7,596,250 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants or in connection with the rights, as the warrants and rights are not exercisable within 60 days of May 31, 2023.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended March 31, 2023 the firms, of Marcum Asia, the Company’s current independent registered public accounting firm, and previously Marcum and Friedman, acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum Asia, Marcum, and Friedman for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are currently provided by Marcum Asia, and previously provided by Marcum and Friedman, in connection with regulatory filings. The aggregate fees billed by Marcum Asia, Marcum, and Friedman for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the fiscal years ended March 31, 2023 and 2022 totaled $66,000 and $70,000, respectively. This amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay Marcum Asia, Marcum or Friedman for consultations concerning financial accounting and reporting standards for the fiscal years ended March 31, 2023 and 2022.

Tax Fees. We did not pay Marcum Asia, Marcum or Friedman for tax planning and tax advice for the fiscal years ended March 31, 2023 and 2022.

All Other Fees. We did not pay Marcum Asia, Marcum or Friedman for other services for the fiscal years ended March 31, 2023 and 2022.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2020, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 16, 2022 by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated March 16, 2022)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 16, 2022)
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
4.5	Warrant Agreement, dated March 16, 2022 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 16, 2022 and filed with the Securities and Exchange Commission
4.6	Rights Agreement, dated March 16, 2022 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 16, 2022 and filed with the Securities and Exchange Commission
4.7	Description of Securities - Filed as exhibit 4.7 to Form 10-K on 6/29/2022

10.1	Letter Agreement, dated March 16, 2022, among the Registrant and its officers, directors and initial stockholders, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 16, 2022)
10.2	Investment Management Trust Agreement, dated March 16, 2022, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 16, 2022)
10.3	Stock Escrow Agreement, dated March 16, 2022, by and among the Company, its initial stockholders and Continental Stock Transfer & Trust Company as escrow agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 16, 2022)
10.4	Registration Rights Agreement, dated March 16, 2022, among the Registrant and certain security holders of the Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated March 16, 2022)
10.6	Administrative Support Agreement, dated March 16, 2022, by and between the Registrant and Bannix Management (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated March 16, 2022)
10.7	Unit Purchase Option, dated March 21, 2022 by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated March 16, 2022)
10.8	Joint Agreement to Terminate Merger Agreement, dated September 30, 2022, by and among Roxe Holding Inc, Goldenstone Acquisition Limited – Filed as exhibit 2.1 to Form 8-K on 10/5/2022
10.9	Merger Agreement, dated June 21, 2022 by and among Roxe Holding Inc, Goldenstone Acquisition Limited, Goldenstone Merger Sub, Inc. and Amazon Capital Inc. – Filed as exhibit 2.1 to Form 8-K on 6/27/2022
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENSTONE ACQUISITION LIMITED

Dated: July 14, 2023	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eddie Ni	Chairman and Chief Executive Officer	July 14, 2023
Eddie Ni	(Principal Executive Officer)

/s/ Ray Chen	Chief Financial Officer	July 14, 2023
Ray Chen	(Principal Accounting and Financial Officer)

/s/ Jonathan McKeage
Jonathan McKeage	Director	July 14, 2023

/s/ Pin Tai
Pin Tai	Director	July 14, 2023

/s/ Nan Sun
Nan Sun	Director	July 14, 2023

GOLDENSTONE ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Glodenstone Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Glodenstone Acquisition Limited (the “Company”) as of March 31, 2023, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. The Company’s liquidation date is less than one year from the date of the financial statements is issued. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2023.

New York, NY

July 14, 2023

Firm ID#: 5395

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Goldenstone Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Goldenstone Acquisition Limited (the “Company”) as of March 31, 2022, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended March 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of its operations and its cash flows for the year ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

Friedman LLP

We served as the Company’s auditor from 2021 to 2022.

New York, NY

June 29, 2022

GOLDENSTONE ACQUISITION LIMITED

BALANCE SHEETS

	March 31,	March 31,
	2023	2022
ASSETS
Current assets:
Cash	$10,763	$959,964
Dividend receivable	228,904	-
Prepaid expenses	52,500	2,500
Total current assets	292,167	962,464

Investments held in Trust Account	60,156,291	58,364,703
TOTAL ASSETS	$60,448,458	$59,327,167

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued expenses	$204,882	$798
Working capital loan - related party	320,000	-
Due to related parties	25,000	-
Business combination deposits	125,000	-
Income tax payable	253,426	-
Franchise tax payable	12,000	11,800
Total current liabilities	940,308	12,598

Deferred tax liability	48,070	-
Deferred underwriting discounts and commissions	2,012,500	2,012,500
TOTAL LIABILITIES	3,000,878	2,025,098

Commitments and contingencies

Common stock subject to possible redemption, 5,750,000 shares at accretion carrying value with redemption value of $10.46 and $10.15 per share as of March 31, 2023 and 2022, respectively	59,544,769	48,269,081

Stockholders’ (deficit) equity:
Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,846,250 shares issued and outstanding as of March 31, 2023 and 2022	185	185
Additional paid-in capital	-	9,087,305
Accumulated deficit	(2,097,374)	(54,502)
Total stockholders’ (deficit) equity	(2,097,189)	9,032,988

TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ (DEFICIT) EQUITY	$60,448,458	$59,327,167

The accompanying notes are an integral part of these financial statements.

GOLDENSTONE ACQUISITION LIMITED

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	March 31, 2023	March 31, 2022

Formation and operating costs	$(998,735)	$(43,401)
Franchise tax expenses	(38,043)	(12,250)
Loss from operations	(1,036,778)	(55,651)

Other income:
Interest earned on investment held in Trust Account	1,483,785	2,203

Income (loss) before income taxes	447,007	(53,448)

Income taxes provision	(301,496)	-

Net income (loss)	$145,511	$(53,448)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,750,000	157,534
Basic and diluted net income per share, common stock subject to possible redemption	$0.50	$1.44
Basic and diluted weighted average shares outstanding, common stock attributable to Goldenstone Acquisition Limited	1,846,250	1,448,699
Basic and diluted net loss per share, common stock attributable to Goldenstone Acquisition Limited	$(1.47)	$(0.19)

The accompanying notes are an integral part of these financial statements.

GOLDENSTONE ACQUISITION LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance - March 31, 2021	1,437,500	$144	$25,730	$(1,054)	$24,820
Sale of public units through public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of private placement units	351,250	35	3,512,465	-	3,512,500
Issuance of representative shares	57,500	6	441,019	-	441,025
Sale of unit purchase options	-	-	100	-	100
Fair value of unit purchase options	-	-	208,093	-	208,093
Underwriters’ discount	-	-	(3,162,500)	-	(3,162,500)
Other offering expenses			(1,168,521)	-	(1,168,521)
Reclassification of common stock subject to redemption	(5,750,000)	(575)	(57,499,425)	-	(57,500,000)
Proceeds allocated to public warrants and public rights	-	-	5,577,500	-	5,577,500
Allocation of offering costs to common stock subject to redemption	-	-	3,910,911	-	3,910,911
Accretion of initial measurement of common stock subject to redemption value	-	-	(257,492)	-	(257,492)
Net loss	-	-	-	(53,448)	(53,448)
Balance - March 31, 2022	1,846,250	185	9,087,305	(54,502)	9,032,988
Accretion of initial measurement of common stock subject to redemption value	-	-	(9,087,305)	(1,006,114)	(10,093,419)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(1,182,269)	(1,182,269)
Net income	-	-	-	145,511	145,511
Balance - March 31, 2023	1,846,250	$185	$-	$(2,097,374)	$(2,097,189)

The accompanying notes are an integral part of these financial statements.

GOLDENSTONE ACQUISITION LIMITED

STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$145,511	$(53,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,483,785)	(2,203)
Deferred tax expense	48,070	-
Change in operating assets and liabilities:
Prepaid expenses	(50,000)	(2,500)
Accrued expenses	204,084	798
Due to related parties	25,000	-
Income tax payable	253,426	-
Franchise tax payable	200	11,800
Net Cash Used in Operating Activities	(857,494)	(45,553)

Cash Flows from Investing Activities:
Deposit of cash held in Trust Account	(575,000)	-
Purchase of investment held in Trust Account	-	(58,362,500)
Withdrawal of investment held in Trust Account	38,293	-
Net Cash Used in Investing Activities	(536,707)	(58,362,500)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	-	57,500,000
Proceeds from sale of private placement units	-	3,512,500
Proceeds from sale of unit purchase options	-	100
Payment of underwriters’ discount and commissions	-	(1,150,000)
Proceeds from issuance of promissory note to related party	-	110,000
Repayments of promissory note to related party	-	(184,126)
Proceeds from working capital loan from related party	320,000	-
Business combination deposits	125,000	-
Payments of deferred offering costs	-	(456,903)
Net Cash Provided by Financing Activities	445,000	59,331,571

Net Change in Cash	(949,201)	923,518

Cash at beginning of year	959,964	36,446

Cash at end of year	$10,763	$959,964

Supplemental Disclosure of Non-cash Financing Activities
Deferred underwriting discounts and commissions	$-	$2,012,500
Offering costs charged against additional paid-in capital	$-	$62,500
Issuance of representative shares	$-	$441,025
Fair value of unit purchase options	$-	$208,093
Reclassification of common stock subject to redemption	$-	$57,500,000
Proceeds allocated to public warrants and public rights	$-	$5,577,500
Allocation of offering costs to common stock subject to redemption	$-	$3,910,911
Accretion of initial measurement of common stock subject to redemption value	$10,093,419	$257,492
Accretion of subsequent measurement of common stock subject to redemption value	$1,182,269	$-

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

The Company has selected March 31 as its fiscal year end. As of March 31, 2023 and 2022, the Company had not commenced any operations. For the period from September 9, 2020 (inception) to March 31, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Goldenstone Holding, LLC, the Company’s sponsor (“Sponsor”), has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Extension of the Deadline to Complete an Initial Business Combination

Pursuant to the terms of our Amended and Restated Certificate of Incorporation and the Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, LLC (“Continental”), the Company may elect to extend the time available to consummate our initial business combination, provided that our sponsor or its affiliates or designees must, upon ten days advance notice prior to the applicable deadline, deposit $575,000 into the trust account ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,725,000, or $0.30 per share if we extend for the full nine months) ten days advance notice prior to the applicable deadline.

On March 14, 2023, the Company announced that it had extended the period of time by which it may complete an initial business combination by an additional three months (the “Extension”). In accordance with its amended and restated certificate of incorporation, a deposit of $575,000 was made into the trust account established at the time of the Company's initial public offering for the benefit of the public stockholders. Pursuant to the Extension, the new deadline for completion of an initial business combination was extended to June 21, 2023.

On June 20, 2023, the Company announced that it had extended the period of time by which it may complete an initial business combination by an additional three months (the “Second Extension”). In accordance with its amended and restated certificate of incorporation, on June 14, 2023, a deposit of $575,000 was made into to the trust account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the Second Extension, the new deadline for completion of an initial business combination is September 21, 2023.

Liquidity and Going Concern

As of March 31, 2023, the Company had $10,763 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering and working deficit of $648,141.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by September 21, 2023, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such condition raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements does not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and 2022.

Investments held in Trust Account

As of March 31, 2023 and 2022, $60,156,291 and $58,364,703, respectively, of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of March 31, 2023 and 2022, the Company recognized accumulated accretion of initial measurement of common stock subject to redemption value of $10,350,911 and $257,493, respectively, with unrecognized accretion of $0 and $10,093,419, respectively, remaining.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of March 31, 2023 and 2022, approximately $60.2 million and $59.1 million, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Federal tax returns filed in fiscal years ended March 31, 2021 through 2023 are remain subject to examination by any applicable tax authorities.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the year ended March 31, 2023 and 2022, the Company has not considered the effect of the Warrants sold in the Initial Public Offering to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended		For the Year Ended
	March 31, 2023		March 31, 2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(8,425,014)	$(2,705,162)	$(30,496)	$(280,444)
Accretion of initial measurement of common stock subject to redemption value	11,275,688	-	257,492	-
Allocation of net income (loss)	$2,850,673	$(2,705,162)	$226,996	$(280,444)
Denominators:
Weighted-average shares outstanding	5,750,000	1,846,250	157,534	1,448,699
Basic and diluted net income (loss) per share	$0.50	$(1.47)	$1.44	$(0.19)

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted earnings per share by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The adoption of ASU 2020-06 on April 1, 2022 did not have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — CASH AND INVESTMENTS HELD IN TRUST ACCOUNT

As of March 31, 2023 and 2022, assets held in the Trust Account were comprised of $60,156,291 and $58,364,703, respectively, in cash and money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	March 31, 2022
Assets:
Trust Account - Cash	1	$575,000	$-
Trust Account - U.S. Treasury Securities Money Market Fund	1	$59,581,291	$58,364,703

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

As of March 31, 2023 and 2022, the common stock reflected on the balance sheet is reconciled in the following table.

	As of	As of
	March 31, 2023	March 31, 2022
Gross proceeds	$57,500,000	$57,500,000
Less:
Proceeds allocated to public warrants	(5,577,500)	(5,577,500)
Offering costs of public shares	(3,910,911)	(3,910,911)
Plus:
Accretion of carrying value to redemption value	11,533,180	257,492
Common stock subject to possible redemption	$59,544,769	$48,269,081

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

As of March 31, 2023 and 2022, there were 1,437,500 Insider Shares issued and outstanding. All share and per share information have been retroactively adjusted to reflect as if the Insider Shares were issued as of the beginning of the period presented.

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

Promissory Note — Related Party

On March 23, 2021, Goldenstone Holding, LLC, one of the Company’s initial stockholders, has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan is non-interest bearing, unsecured and is due at the earlier of (1) September 30, 2021 or (2) the closing of the Initial Public Offering. On January 4, 2022, the maturity date of the loan was extended to the earlier of (1) March 1, 2022 or (2) the closing of the Initial Public Offering. In March 2022, the maturity date of the loan was extended to the earlier of (1) April 30, 2022 or (2) the closing of the Initial Public Offering. The full amount of the $184,126 balance was repaid on March 21, 2022. As of March 31, 2023 and 2022, the Company had no borrowings under the promissory note – related party.

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

As of March 31, 2023 and 2022, the Company had $320,000 and $0 of borrowings under the working capital loans.

Extension Loans

The Company will have until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement to be entered into between the Company and the trustee, in order to extend the time available for the Company to consummate its initial Business Combination, its sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,725,000, or $0.30 per share if the Company extends for the full nine months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of its initial Business Combination. If the Company completes its initial Business Combination, the Company would either repay such loaned amounts out of the proceeds of the trust account released to the Company, or up to $1,725,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender.

As of March 31, 2023 and 2022, the Company had no borrowings under the extension loans.

Administrative Services Agreement and Service Fees

The Company is obligated, commencing from the closing of the Initial Public Offering and for 12 months, to pay the sponsor’s affiliate and officers of the Company, a monthly fee of $25,000 for general and administrative services including office space, utilities, secretarial support and officers’ services to the Company. The Administrative Services Agreement and the service fees to be paid to the officers will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public stockholders. For the years ended March 31, 2023 and 2022, the Company has recognized $300,000 and $0, respectively, of administrative service fee, which is included in formation and operating costs on the statement of operations.

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

NOTE 8 — STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

The Company is authorized to issue up to 15,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2023 and 2022, there were 1,846,250 shares of common stock issued and outstanding, respectively.

Rights

As of March 31, 2023 and 2022, there were 5,750,000 Public Rights and 351,250 Private Rights outstanding.  Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of its initial Business Combination. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company accounted for the 5,750,000 rights issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the rights as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the rights is approximately $4.4 million, or $0.76 per Unit, using the Black-Scholes Option Pricing Model. The fair value of the rights is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 0.75%, (3) expected life of 1 year, (4) exercise price of $0.00 and (5) stock price of $9.03.

Warrants

As of March 31, 2023 and 2022, there were 5,750,000 Public Warrants and 351,250 Private Warrants outstanding.  Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the Initial Public Offering. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

NOTE 9 — INCOME TAXES

The Company’s taxable income primarily consists of dividend earned on investments held in the Trust Account.

The income tax provision (benefit) consists of the following:

	For the Year Ended	For the Year Ended
	March 31, 2023	March 31, 2022
Current
Federal	$253,426	$—
State	—	—
Deferred
Federal	48,070	—
State	—	—
Income tax provision	$301,496	$—

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended	For the Year Ended
	March 31, 2023	March 31, 2022
U.S. statutory rate	21.0%	21.0%
Change in valuation allowance	46.4%	(21.0)%
Effective tax rate	67.4%	$0.0%

The Company’s net deferred tax assets were as follows as of:

	March 31, 2023	March 31, 2022
Deferred tax assets:
Start-up/organization costs	$221,180	$11,445
Deferred tax liability:
Accrued dividend income	(48,070)	—
Total deferred tax assets	173,110	11,445
Valuation allowance	(221,180)	(11,445)
Deferred tax liability, net	$(48,070)	$—

As of March 31, 2023 and 2022, the Company had $1,053,237 and $54,502 of U.S. federal and state deferred tax assets on start-up/organization costs carryovers available to offset future taxable income over the period of 180 months upon the consummation of the Business Combination. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance of $221,180 and $11,445 as of March 31, 2023 and 2022, respectively. The valuation allowance increased by $209,734 from March 31, 2022 to March 31, 2023.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date of this report when these financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the financial statements.