Form 10-Q
period 2023-06-30
Goldenstone Acquisition Ltd.
filed 2023-08-14
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, 7,596,250 shares of Common Stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.Unaudited Condensed Financial Statements

GOLDENSTONE ACQUISITION LIMITED
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2023	2023
ASSETS
Current assets:
Cash	$265,752	$10,763
Dividend receivable	248,827	228,904
Prepaid expenses	35,000	52,500
Total current assets	549,579	292,167

Investments held in Trust Account	61,168,201	60,156,291
TOTAL ASSETS	$61,717,780	$60,448,458

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$261,067	$204,882
Working capital and extension loans - related party	1,020,000	320,000
Due to related parties	90,000	25,000
Business combination deposits	125,000	125,000
Income tax payable	395,792	253,426
Franchise tax payable	24,400	12,000
Total current liabilities	1,916,259	940,308

Deferred tax liability	52,254	48,070
Deferred underwriting discounts and commissions	2,012,500	2,012,500
TOTAL LIABILITIES	3,981,013	3,000,878

Commitments and contingencies

Common stock subject to possible redemption, 5,750,000 shares at redemption value of $10.65 and $10.46 per share as of June 30, 2023 and March 31, 2023, respectively	61,246,078	59,544,769

Stockholders’ deficit:
Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,846,250 shares issued and outstanding as of June 30, 2023 and March 31, 2023	185	185
Additional paid-in capital	-	-
Accumulated deficit	(3,509,496)	(2,097,374)
Total stockholders’ deficit	(3,509,311)	(2,097,189)

TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT	$61,717,780	$60,448,458

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022

Formation and operating costs	$(262,122)	$(326,786)
Franchise tax expenses	(12,400)	(2,000)
Loss from operations	(274,522)	(328,786)

Other income:
Interest earned on investment held in Trust Account	710,259	81,457

Income (loss) before income taxes	435,737	(247,329)
Income taxes provision	(146,550)	-
Net income (loss)	$289,187	$(247,329)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,750,000	5,750,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.11	$0.07
Basic and diluted weighted average shares outstanding, common stock attributable to Goldenstone Acquisition Limited	1,846,250	1,846,250
Basic and diluted net loss per share, common stock attributable to Goldenstone Acquisition Limited	$(0.19)	$(0.35)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	For the Three Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2023	1,846,250	$185	$-	$(2,097,374)	$(2,097,189)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(1,701,309)	(1,701,309)
Net income	-	-	-	289,187	289,187
Balance - June 30, 2023	1,846,250	$185	$-	$(3,509,496)	$(3,509,311)

	For the Three Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - March 31, 2022	1,846,250	$185	$9,087,305	$(54,502)	$9,032,988
Accretion of initial measurement of common stock subject to redemption value	-	-	(2,407,570)	-	(2,407,570)
Net loss	-	-	-	(247,329)	(247,329)
Balance - June 30, 2022	1,846,250	$185	$6,679,735	$(301,831)	$6,378,089

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$289,187	$(247,329)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(710,259)	(81,457)
Deferred tax expense	4,184	-
Change in operating assets and liabilities:
Prepaid expenses	17,500	(122,167)
Accrued expenses	56,185	104,776
Due to related parties	65,000	-
Income tax payable	142,366	-
Franchise tax payable	12,400	2,000
Net Cash Used in Operating Activities	(123,437)	(344,177)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(575,000)	-
Withdrawal of investment held in Trust Account	253,426	-
Net Cash Used in Investing Activities	(321,574)	-

Cash Flows from Financing Activities:
Proceeds from working capital and extension loans from related party	700,000	-
Net Cash Provided by Financing Activities	700,000	-

Net Change in Cash	254,989	(344,177)
Cash at beginning of period	10,763	959,964
Cash at end of period	$265,752	$615,787

Supplemental Disclosure of Non-cash Financing Activities
Accretion of initial measurement of common stock subject to redemption value	$-	$2,407,570
Accretion of subsequent measurement of common stock subject to redemption value	$1,701,309	$-

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

The Company has selected March 31 as its fiscal year end. As of June 30, 2023 and March 31, 2023, the Company had not commenced any operations. For the period from September 9, 2020 (inception) to June 30, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 351,250 units (the “Private Units”) to the Sponsor, Ray Chen, our Chief Financial Officer, and Yongsheng Liu, our former Chief Operating Officer, each through their respective affiliated entities. Each Private Unit consists of one share of common stock, one warrant (“Private Warrant”) and one right (each, a “Private Right”). Each Private Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share. Each Private Right entitles the holder to receive one-tenth of one share of common stock at the closing of a Business Combination. The Private Units were sold at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,512,500. The Private Units are identical to the Public Units sold in the Initial Public Offering, except that the holders of the Private Units have agreed not to transfer, assign or sell any of the Private Units and the underlying securities (except to certain permitted transferees) until the completion of the Company’s initial Business Combination.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $265,752 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering and working deficit of $1,366,680.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission on July 14, 2023.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and March 31, 2023.

Investments held in Trust Account

As of June 30, 2023 and March 31, 2023, $61,168,201 and $60,156,291, respectively, of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of June 30, 2023 and March 31, 2023, the Company has fully recognized the accretion of initial measurement of common stock subject to redemption value of $10,350,911.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of June 30, 2023 and March 31, 2023, approximately $61.2 million and $60.2 million, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For three months ended June 30, 2023 and 2022, the Company has not considered the effect of the Warrants sold in the Initial Public Offering to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2023		June 30, 2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(1,068,909)	$(343,213)	$(2,009,632)	$(645,267)
Accretion of initial measurement of common stock subject to redemption value	1,701,309	-	2,407,570	-
Allocation of net income (loss)	$632,400	$(343,213)	$397,938	$(645,267)
Denominators:
Weighted-average shares outstanding	5,750,000	1,846,250	5,750,000	1,846,250
Basic and diluted net income (loss) per share	$0.11	$(0.19)	$0.07	$(0.35)

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

NOTE 3 — CASH AND INVESTMENTS HELD IN TRUST ACCOUNT

As of June 30, 2023 and March 31, 2023, assets held in the Trust Account were comprised of $61,168,201 and $60,156,291, respectively, in cash and money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023	March 31, 2023
Assets:
Trust Account - Cash	1	$-	$575,000
Trust Account - U.S. Treasury Securities Money Market Fund	1	$61,168,201	$59,581,291

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

As of June 30, 2023 and March 31, 2023, the common stock reflected on the balance sheet is reconciled in the following table.

	As of	As of
	June 30, 2023	March 31, 2023
Gross proceeds	$57,500,000	$57,500,000
Less:
Proceeds allocated to public warrants	(5,577,500)	(5,577,500)
Offering costs of public shares	(3,910,911)	(3,910,911)
Plus:
Accretion of carrying value to redemption value	13,234,489	11,533,180
Common stock subject to possible redemption	$61,246,078	$59,544,769

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

As of June 30, 2023 and March 31, 2023, there were 1,437,500 Insider Shares issued and outstanding. All share and per share information have been retroactively adjusted to reflect as if the Insider Shares were issued as of the beginning of the period presented.

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

Working Capital and Extension Loans

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

As of June 30, 2023 and March 31, 2023, the Company had $1,020,000 and $320,000, respectively, of borrowings under the working capital and extension loans.

Administrative Services Agreement and Service Fees

The Company is obligated, commencing from the closing of the Initial Public Offering and for 12 months, to pay the sponsor’s affiliate and officers of the Company, a monthly fee of $15,000 (from June 2023 and onward after the resignation of the Company’s Chief Operating Office on May 30, 2023) or a monthly fee of $25,000 (prior to June 2023) for general and administrative services including office space, utilities, secretarial support and officers’ services to the Company. The Administrative Services Agreement and the service fees to be paid to the officers will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public stockholders. For the years ended June 30, 2023 and 2022, the Company has recognized $65,000 and $75,000, respectively, of administrative service fee, which is included in formation and operating costs on the statement of operations.

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

NOTE 8 — STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

The Company is authorized to issue up to 15,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2023 and March 31, 2023, there were 1,846,250 shares of common stock issued and outstanding, respectively.

Rights

As of June 30, 2023 and March 31, 2023, there were 5,750,000 Public Rights and 351,250 Private Rights outstanding.  Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of its initial Business Combination. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company accounted for the 5,750,000 rights issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the rights as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the rights is approximately $4.4 million, or $0.76 per Unit, using the Black-Scholes Option Pricing Model. The fair value of the rights is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 0.75%, (3) expected life of 1 year, (4) exercise price of $0.00 and (5) stock price of $9.03.

Warrants

As of June 30, 2023 and March 31, 2023, there were 5,750,000 Public Warrants and 351,250 Private Warrants outstanding.  Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the Initial Public Offering. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

NOTE 9 — INCOME TAXES

The Company’s taxable income primarily consists of dividend earned on investments held in the Trust Account.

The income tax provision (benefit) consists of the following:

	For the Three Months Ended	For the Three Months Ended
	June 30, 2023	June 30, 2022
Current
Federal	$142,366	$—
State	—	—
Deferred
Federal	4,184	—
State	—	—
Income tax provision	$146,550	$—

The Company’s effective tax rate was 33.6% and 0.0% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets.

The Company’s net deferred tax assets were as follows as of:

	June 30, 2023	March 31, 2023
Deferred tax assets:
Start-up/organization costs	$276,225	$221,180
Deferred tax liability:
Accrued dividend income	(52,254)	(48,070)
Total deferred tax assets	223,971	173,110
Valuation allowance	(276,225)	(221,180)
Deferred tax liability, net	$(52,254)	$(48,070)

As of June 30, 2023 and March 31, 2023, the Company had $1,315,359 and $1,053,237 of U.S. federal and state deferred tax assets on start-up/organization costs carryovers available to offset future taxable income over the period of 180 months upon the consummation of the Business Combination. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance of $276,225 and $221,180 as of June 30, 2023 and March 31, 2023, respectively. The valuation allowance increased by $55,045 from March 31, 2023 to June 30, 2023.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date of this report when these unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would require adjustment or disclosure in the unaudited condensed financial statements.

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

Termination of Roxe Merger Agreement

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

Results of Operations

Our entire activity since inception up to June 30, 2023 was in connection with our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended June 30, 2023, we generated a net income of $289,187, which consisted of interest income on the trust account of $710,259, offset by formation and operating costs of $262,122, franchise tax expense of $12,400 and income taxes provision of $146,550. For the three months ended June 30, 2022, we incurred a net loss of $247,329, which consisted of formation and operating costs of $326,786 and franchise tax expense of $2,000, offset by interest income on the trust account of $81,457.

Liquidity and Capital Resources

As of June 30, 2023, we had $265,752 in cash in our operating account as compared to cash of $10,763 at March 31, 2023 and working deficit of $1,366,680 as compared to $648,141 at March 31, 2023. The change in liquidity is attributable to cash used in operating activities of $123,437, cash used in investing activities of $321,574, and offset by cash provided by financing activities of $700,000.

For the three months ended June 30, 2023, there was $123,437 of cash used in operating activities resulting from interest income earned on investment held in Trust Account amounting to $710,259, offset by net income of $289,187, non-cash deferred tax expense of $4,184, decrease in prepaid expenses of $17,500, increase in accrued expenses of $56,185, increase in due to related parties of $65,000, increase in income tax payable of $142,366, and increase in franchise tax payable of $12,400.

For the three months ended June 30, 2022, there was $344,177 of cash used in operating activities resulting from net loss of $247,329 and interest income earned on investment held in Trust Account amounting to $81,457, and increase in prepaid expenses of $122,167 offset by increase in accrued expenses of $104,776 and increase in franchise tax payable of $2,000.

For the three months ended June 30, 2023, there was $321,574 of cash used in investing activities resulting from the purchase of investment held in Trust Account amounting to $575,000, offset by withdrawal of an investment held in the Trust Account amounting to $253,426.

There were no investing activities for the three months ended June 30, 2022.

For the three months ended June 30, 2023, there was $700,000 of cash provided by financing activities resulting from the proceeds from working capital and extension loans from our Sponsor amounting to $700,000.

There were no financing activities for the three months ended June 30, 2022.

In order to finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, provide us Working Capital and Extensions Loans. For the three months ended June 30, 2023, there was $700,000 of cash provided by financing activities resulting from proceeds from the working capital and extension loans from our Sponsor amounting to $700,000.

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

Critical Accounting Policies and Estimates

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies and estimates:

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

Recent Accounting Pronouncements

In August 2020, the FASB issued a new standard (ASU 2020-06) to reduce the complexity of accounting for convertible debt and other equity-linked instruments. For certain convertible debt instruments with a cash conversion feature, the changes are a trade-off between simplifications in the accounting model (no separation of an “equity” component to impute a market interest rate, and simpler analysis of embedded equity features) and a potentially adverse impact to diluted earnings per share by requiring the use of the if-converted method. The new standard will also impact other financial instruments commonly issued by both public and private companies. For example, the separation model for beneficial conversion features is eliminated simplifying the analysis for issuers of convertible debt and convertible preferred stock. Also, certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market accounting. The new standard is effective for companies that are SEC filers (except for smaller reporting companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The adoption of ASU 2020-06 on April 1, 2022 did not have a material effect on our unaudited condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

Dated: August 11, 2023	GOLDENSTONE ACQUISITION LIMITED

	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ray Chen
	Name:	Ray Chen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)