Form 10-Q
period 2023-09-30
Goldenstone Acquisition Ltd.
filed 2023-11-14
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

GOLDENSTONE ACQUISITION LIMITED
(Exact Name of Registrant as Specified in Charter)

Delaware	001-41328	85-3373323
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

37-02 Prince Street; 2nd Floor, Flushing, NY	11354
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 352-7788

4360 E. New York Street, Aurora, IL 60504
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

As of November 14, 2023, 7,596,250 shares of Common Stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.Unaudited Condensed Financial Statements

GOLDENSTONE ACQUISITION LIMITED
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2023	2023
ASSETS
Current assets:
Cash	$9,529	$10,763
Dividend receivable	-	228,904
Prepaid expenses	20,000	52,500
Total current assets	29,529	292,167

Cash and Investments held in Trust Account	61,793,424	60,156,291
TOTAL ASSETS	$61,822,953	$60,448,458

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$491,010	$204,882
Working capital and extension loans - related party	1,080,000	320,000
Due to related parties	135,000	25,000
Business combination deposits	125,000	125,000
Income tax payable	176,545	253,426
Franchise tax payable	13,204	12,000
Total current liabilities	2,020,759	940,308

Deferred tax liability	-	48,070
Deferred underwriting discounts and commissions	2,012,500	2,012,500
TOTAL LIABILITIES	4,033,259	3,000,878

Commitments and contingencies

Common stock subject to possible redemption, 5,750,000 shares at redemption value of $10.74 and $10.46 per share as of September 30, 2023 and March 31, 2023, respectively	61,754,763	59,544,769

Stockholders’ deficit:
Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,846,250 shares issued and outstanding as of September 30, 2023 and March 31, 2023	185	185
Additional paid-in capital	-	-
Accumulated deficit	(3,965,254)	(2,097,374)
Total stockholders’ deficit	(3,965,069)	(2,097,189)

TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT	$61,822,953	$60,448,458

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Formation and operating costs	$(355,758)	$(221,304)	$(617,880)	$(548,090)
Franchise tax expenses	(12,500)	(11,700)	(24,900)	(13,700)
Loss from operations	(368,258)	(233,004)	(642,780)	(561,790)

Other income:
Interest earned on investment held in Trust Account	529,824	153,472	1,240,083	234,929

Income (loss) before income taxes	161,566	(79,532)	597,303	(326,861)

Income taxes provision	(108,639)	-	(255,189)	-

Net income (loss)	$52,927	$(79,532)	$342,114	$(326,861)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.03	$0.11	$0.14	$0.18
Basic and diluted weighted average shares outstanding, common stock attributable to Goldenstone Acquisition Limited	1,846,250	1,846,250	1,846,250	1,846,250
Basic and diluted net loss per share, common stock attributable to Goldenstone Acquisition Limited	$(0.06)	$(0.37)	$(0.25)	$(0.72)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	For the Six Months Ended September 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2023	1,846,250	$185	$-	$(2,097,374)	$(2,097,189)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(1,701,309)	(1,701,309)
Net income	-	-	-	289,187	289,187
Balance - June 30, 2023	1,846,250	185	-	(3,509,496)	(3,509,311)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(508,685)	(508,685)
Net income	-	-	-	52,927	52,927
Balance - September 30, 2023	1,846,250	$185	$-	$(3,965,254)	$(3,965,069)

	For the Six Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - March 31, 2022	1,846,250	$185	$9,087,305	$(54,502)	$9,032,988
Accretion of initial measurement of common stock subject to redemption value	-	-	(2,407,570)	-	(2,407,570)
Net loss	-	-	-	(247,329)	(247,329)
Balance - June 30, 2022	1,846,250	185	6,679,735	(301,831)	6,378,089
Accretion of initial measurement of common stock subject to redemption value	-	-	(2,556,121)	-	(2,556,121)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	(211,182)	-	(211,182)
Net loss	-	-	-	(79,532)	(79,532)
Balance - September 30, 2022	1,846,250	$185	$3,912,432	$(381,363)	$3,531,254

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended September 30, 2023	For the Six Months Ended September 30, 2022

Cash Flows from Operating Activities:
Net income (loss)	$342,114	$(326,861)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,240,083)	(234,929)
Deferred tax expense	(48,070)	-
Change in operating assets and liabilities:
Prepaid expenses	32,500	(76,292)
Accrued expenses	286,128	48,328
Due to related parties	110,000	-
Income tax payable	(76,881)	-
Franchise tax payable	1,204	13,700
Net Cash Used in Operating Activities	(593,088)	(576,054)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(675,000)	-
Withdrawal of investment held in Trust Account	506,854	-
Net Cash Used in Investing Activities	(168,146)	-

Cash Flows from Financing Activities:
Proceeds from working capital and extension loans from related party	760,000	-
Net Cash Provided by Financing Activities	760,000	-

Net Change in Cash	(1,234)	(576,054)

Cash at beginning of period	10,763	959,964

Cash at end of period	$9,529	$383,910

Supplemental Cash Flow Information
Cash paid for income taxes	$380,140	$-
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Financing Activities
Accretion of initial measurement of common stock subject to redemption value	$-	$4,963,691
Accretion of subsequent measurement of common stock subject to redemption value	$2,209,994	$211,182

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

The Company has selected March 31 as its fiscal year end. As of September 30, 2023 and March 31, 2023, the Company had not commenced any operations. For the period from September 9, 2020 (inception) to September 30, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below) and to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On September 21, 2023, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to nine (9) times (the “Third Extension”), each such extension for an additional one (1) month period (each an “Extension”), from September 21, 2023 to June 21, 2024 (such date actually extended being referred to as the “Extended Termination Date”). The Company’s stockholders also approved an amendment to the Investment Management Trust Agreement, dated March 16, 2022 by and between the Company and Continental Stock Transfer & Trust Company, to provide that the time for the Company to complete its initial business combination (the “Business Combination Period”) under the Trust Agreement from September 21, 2023 to June 21, 2024 (the “Trust Amendment”) provided that the Company deposits into the trust account established in connection with the Company’s initial public offering (the “Trust Account”) the sum of $100,000 for each one month extended. In addition, the Company’s stockholders approved an amendment (the “NTA Amendment”) to Article Sixth, Paragraph D of the Charter to modify the net tangible asset requirement (the “NTA Requirement”) to state that the Company will not consummate any business combination unless it (i) has net tangible assets of at least $5,000,001 upon consummation of such business combination, or (ii) is otherwise exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As a result, on September 21, 2023, a deposit of $100,000 was made into to the trust account established at the time of the Company’s initial public offering for the benefit of the public stockholders and on October 20, 2023, another deposit of $100,000 was made into to the trust account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the Third Extension, the new deadline for completion of an initial business combination is November 21, 2023, the second additional months of the Third Extension.

Liquidity and Going Concern

As of September 30, 2023, the Company had $9,529 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering and working deficit of $1,991,230.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by November 21, 2023, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such condition raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and March 31, 2023.

Investments held in Trust Account

As of September 30, 2023 and March 31, 2023, $61,793,424 and $60,156,291, respectively, of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of September 30, 2023 and March 31, 2023, the Company has fully recognized the accretion of initial measurement of common stock subject to redemption value of $10,350,911.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of September 30, 2023 and March 31, 2023, approximately $61.8 million and $60.2 million, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three and nine months ended September 30, 2023 and 2022, the Company has not considered the effect of the Warrants sold in the Initial Public Offering to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2023		September 30, 2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(344,987)	$(110,771)	$(2,154,919)	$(691,916)
Accretion of initial and subsequent measurement of common stock subject to redemption value	508,685	-	2,767,303	-
Allocation of net income (loss)	$163,698	$(110,771)	$612,384	$(691,916)
Denominators:
Weighted-average shares outstanding	5,750,000	1,846,250	5,750,000	1,846,250
Basic and diluted net income (loss) per share	$0.03	$(0.06)	$0.11	$(0.37)

	For the Six Months Ended		For the Six Months Ended
	September 30, 2023		September 30, 2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(1,413,896)	$(453,984)	$(4,164,551)	$(1,337,183)
Accretion of initial and subsequent measurement of common stock subject to redemption value	2,209,994	-	5,174,873	-
Allocation of net income (loss)	$796,098	$(453,984)	$1,010,322	$(1,337,183)
Denominators:
Weighted-average shares outstanding	5,750,000	1,846,250	5,750,000	1,846,250
Basic and diluted net income (loss) per share	$0.14	$(0.25)	$0.18	$(0.72)

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

NOTE 3 — CASH AND INVESTMENTS HELD IN TRUST ACCOUNT

As of September 30, 2023 and March 31, 2023, assets held in the Trust Account were comprised of $61,793,424 and $60,156,291, respectively, in cash and money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023	March 31, 2023
Assets:
Trust Account - Cash	1	$-	$575,000
Trust Account - U.S. Treasury Securities Money Market Fund	1	$61,793,424	$59,581,291

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

As of September 30, 2023 and March 31, 2023, the common stock reflected on the balance sheet is reconciled in the following table.

	As of September 30, 2023	As of March 31, 2023
Gross proceeds	$57,500,000	$57,500,000
Less:
Proceeds allocated to public warrants	(5,577,500)	(5,577,500)
Offering costs of public shares	(3,910,911)	(3,910,911)
Plus:
Accretion of carrying value to redemption value	13,743,174	11,533,180
Common stock subject to possible redemption	$61,754,763	$59,544,769

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

As of September 30, 2023 and March 31, 2023, there were 1,437,500 Insider Shares issued and outstanding.

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

Working Capital and Extension Loans

In addition, in order to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, the initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of its initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of the Company’s business combination into private units at a price of $10.00 per unit.

The Company will have until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement to be entered into between the Company and the trustee, in order to extend the time available for the Company to consummate its initial Business Combination, its sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,725,000, or $0.30 per share if the Company extends for the full nine months). On September 21, 2023, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to nine (9) times, each such extension for an additional one month period, from September 21, 2023 to June 21, 2024, and must deposit into the trust account in the sum of $100,000 for each one month extended. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of its initial Business Combination. If the Company completes its initial Business Combination, the Company would either repay such loaned amounts out of the proceeds of the trust account released to the Company, or up to $1,725,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender.

As of September 30, 2023 and March 31, 2023, the Company had $1,080,000 and $320,000, respectively, of borrowings under the working capital and extension loans.

Administrative Services Agreement and Service Fees

The Company is obligated, commencing from the closing of the Initial Public Offering and for 12 months, to pay the sponsor’s affiliate and officers of the Company, a monthly fee of $15,000 (from June 2023 and onward after the resignation of the Company’s Chief Operating Office on May 30, 2023) or a monthly fee of $25,000 (prior to June 2023) for general and administrative services including office space, utilities, secretarial support and officers’ services to the Company. The Administrative Services Agreement and the service fees to be paid to the officers will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public stockholders. For the three months ended September 30, 2023 and 2022, the Company has recognized $45,000 and $75,000, respectively, of administrative service fee, which is included in formation and operating costs on the statement of operations. For the six months ended September 30, 2023 and 2022, the Company has recognized $110,000 and $150,000, respectively, of administrative service fee, which is included in formation and operating costs on the statement of operations.

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

NOTE 8 — STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

The Company is authorized to issue up to 15,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2023 and March 31, 2023, there were 1,846,250 shares of common stock issued and outstanding, respectively.

Rights

As of September 30, 2023 and March 31, 2023, there were 5,750,000 Public Rights and 351,250 Private Rights outstanding.  Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of its initial Business Combination. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company accounted for the 5,750,000 rights issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the rights as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the rights is approximately $4.4 million, or $0.76 per Unit, using the Black-Scholes Option Pricing Model. The fair value of the rights is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 0.75%, (3) expected life of 1 year, (4) exercise price of $0.00 and (5) stock price of $9.03.

Warrants

As of September 30, 2023 and March 31, 2023, there were 5,750,000 Public Warrants and 351,250 Private Warrants outstanding.  Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the Initial Public Offering. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

NOTE 9 — INCOME TAXES

The Company’s taxable income primarily consists of dividend earned on investments held in the Trust Account.

The income tax provision (benefit) consists of the following:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Current
Federal	$160,892	$—	$303,258	$—
State	—	—	—	—
Deferred
Federal	(52,253)	—	(48,069)	—
State	—	—	—	—
Income tax provision	$108,639	$—	$255,189	$—

The Company’s effective tax rate was 67.2% and 0.0% for the three months ended September 30, 2023 and 2022, respectively. The Company’s effective tax rate was 42.7% and 0.0% for the six months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets.

The Company’s net deferred tax assets were as follows as of:

	September 30, 2023	March 31, 2023
Deferred tax assets:
Start-up/organization costs	$350,935	$221,180
Deferred tax liability:
Accrued dividend income	—	(48,070)
Total deferred tax assets	350,935	173,110
Valuation allowance	(350,935)	(221,180)
Deferred tax liability, net	$—	$(48,070)

As of September 30, 2023 and March 31, 2023, the Company had $1,671,117 and $1,053,237 of U.S. federal and state deferred tax assets on start-up/organization costs carryovers available to offset future taxable income over the period of 180 months upon the consummation of the Business Combination. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance of $350,935 and $221,180 as of September 30, 2023 and March 31, 2023, respectively. The valuation allowance increased by $129,755 from March 31, 2023 to September 30, 2023.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 14, 2023 when these unaudited condensed financial statements were issued. Based on this review, except as disclosed below, the Company did not identify any other subsequent events that would require adjustment or disclosure in the unaudited condensed financial statements.

On October 20, 2023, the Company issued an unsecured promissory note in the principal amount of $100,000 to the Sponsor. The proceeds of the promissory note were deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from October 21, 2023 to November 21, 2023.

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

On September 21, 2023, the Company announced that it had extended the period of time by which it may complete an initial business combination by an additional nine months (the “Third Extension”). In accordance with its amended and restated certificate of incorporation, on September 21, 2023, a deposit of $100,000 was made into to the trust account established at the time of the Company’s initial public offering for the benefit of the public stockholders and on October 20, 2023, another deposit of $100,000 was made into to the trust account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the Third Extension, the new deadline for completion of an initial business combination is November 21, 2023, the second additional months of the Third Extension.

Results of Operations

Our entire activity since inception up to September 30, 2023 was in connection with our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2023, we generated a net income of $52,927, which consisted of interest income on the trust account of $529,824, offset by formation and operating costs of $355,758, franchise tax expense of $12,500 and income taxes provision of $108,639.

For the three months ended September 30, 2022, we incurred a net loss of $79,532, which consisted of formation and operating costs of $221,304 and franchise tax expense of $11,700, partially offset by interest income on the trust account of $153,472.

For the six months ended September 30, 2023, we generated a net income of $342,114, which consisted of interest income on the trust account of $1,240,083, offset by formation and operating costs of $617,880, franchise tax expense of $24,900 and income taxes provision of $255,189.

For the six months ended September 30, 2022, we incurred a net loss of $326,861, which consisted of formation and operating costs of $548,090 and franchise tax expense of $13,700, partially offset by interest income on the trust account of $234,929.

Liquidity and Capital Resources

As of September 30, 2023, we had $9,529 in cash in our operating account as compared to cash of $10,763 at March 31, 2023 and working deficit of $1,991,230 as compared to $648,141 at March 31, 2023. The change in liquidity is attributable to cash used in operating activities of $593,088, cash used in investing activities of $168,146, and offset by cash provided by financing activities of $760,000.

For the six months ended September 30, 2023, there was $593,088 of cash used in operating activities resulting from interest income earned on investment held in Trust Account amounting to $1,240,083, non-cash deferred tax expense of $48,070, and decrease in income tax payable of $76,881, and offset by net income of $342,114, decrease in prepaid expenses of $32,500, increase in accrued expenses of $286,128, increase in due to related parties of $110,000, and increase in franchise tax payable of $1,204.

For the six months ended September 30, 2022, there was $576,054 of cash used in operating activities resulting from net loss of $326,861 and interest income earned on investment held in Trust Account amounting to $234,929, and increase in prepaid expenses of $76,292 offset by increase in accrued expenses of $48,328 and increase in franchise tax payable of $13,700.

For the six months ended September 30, 2023, there was $168,146 of cash used in investing activities resulting from the purchase of investment held in Trust Account amounting to $675,000, offset by withdrawal of an investment held in the Trust Account amounting to $506,854.

There were no investing activities for the six months ended September 30, 2022.

For the six months ended September 30, 2023, there was $760,000 of cash provided by financing activities resulting from the proceeds from working capital and extension loans from our Sponsor amounting to $760,000.

There were no financing activities for the six months ended September 30, 2022.

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

We will have until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if we anticipate that it may not be able to consummate our initial Business Combination within 12 months, we may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and the trustee, in order to extend the time available for us to consummate our initial Business Combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,725,000, or $0.30 per share if the Company extends for the full nine months). On September 21, 2023, our stockholders approved the amendment to our Amended and Restated Certificate of Incorporation to extend the date by which we have to consummate a business combination up to nine (9) times, each such extension for an additional one month period, from September 21, 2023 to June 21, 2024, and must deposit into the trust account in the sum of $100,000 for each one month extended. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial Business Combination. If we complete our initial Business Combination, we would either repay such loaned amounts out of the proceeds of the trust account released to us, or up to $1,725,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender.

As of September 30, 2023 and March 31, 2023, we had $1,080,000 and $320,000, respectively, of borrowings under the working capital and extension loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans. In addition, if we are unable to complete a Business Combination within the Combination Period by November 21, 2023, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such condition raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

Dated: November 14, 2023	GOLDENSTONE ACQUISITION LIMITED

	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ray Chen
	Name:	Ray Chen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)