Form 10-K/A
period 2023-03-31
Goldenstone Acquisition Ltd.
filed 2023-12-18
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of July 12, 2023, 7,596,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Marcum Asia CPAs LLP	New York, NY	5395

Explanatory Note

This Annual Report on Form 10-K/A (the “Amendment”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “Form 10-K”) (i) add certain disclosures in Item 1 – Business; (ii) add additional risk factor and related disclosure in Item 1a – Risk Factors; (iii) include Management’s Report on Internal Controls which was inadvertently omitted from Item 9a in the initial filing and (iv) include new certifications by our Principal Executive Officer and Principal Financial Officer as exhibits 31.1, 31.2, 32.1 and 32.2. Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the Form 10-K.

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

The Company’s sponsor is Goldenstone Holdings, LLC (“Sponsor”) which is controlled by Eddie Ni, our Chief Executive Officer. All of our executive officers and four of five of our directors are US citizens although several of our directors have significant ties to China. These ties may make us a less attractive partner with a non China-based target company, which may therefore limit the pool of acquisition candidates available to us.

We may also be subject to risks due to uncertainty of the interpretation and the application of the People’s Republic of China (the “PRC”) laws and regulations. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In particular, on February 17, 2023, the Chinese Securities Regulatory Commission (the “CSRC”) issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and relevant supporting guidelines (collectively, the “New Administrative Rules Regarding Overseas Listings”), which came into effect on March 31, 2023. According to the New Administrative Rules Regarding Overseas Listings, among other things, a domestic company in the PRC that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC as per requirement of the Trial Measures. On February 24, 2023, the CSRC promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality and Archives Administration Provisions”), which also became effective on March 31, 2023. The Confidentiality and Archives Administration Provisions set out rules, requirements and procedures relating to provision of documents, materials and accounting archives for securities companies, securities service providers, overseas regulators and other entities and individuals in connection with overseas offering and listing, including without limitation to, domestic companies that carry out overseas offering and listing (either in direct or indirect means) and the securities companies and securities service providers (either incorporated domestically or overseas) that undertake relevant businesses shall not leak any state secret and working secret of government agencies, or harm national security and public interest, and a domestic company shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level, if it plans to, either directly or through its overseas listed entity, publicly disclose or provide any documents and materials that contain state secrets or working secrets of government agencies. Since the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions are newly promulgated, and the interpretation and implementation thereof are subject to change, we cannot assure you that they will not apply to us in the future and if we are required to complete such filings, we will be able to complete the relevant filings in a timely manner or fulfil all the regulatory requirements thereunder. At this time, it is highly uncertain on how the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, and the potential impact such modified or new laws and regulations will have on our capability to complete a business combination within a prescribed time period, accept foreign investments, and post-combination entity’s ability to conduct its business or list on an United States (“U.S.”) exchange or other foreign exchange. See “Part I - Item 1. - Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” starting on page 5 of this Annual Report.

Although we are not a PRC operating entity, we cannot assure you that the Chinese government will reach the same conclusion, or will not promulgate new rules or regulations to govern us due to the ties our management and Sponsor have with China. The governing PRC laws and regulations can change quickly with little advance notice, which may result in a material change in our search for a target business and/or the value of our securities, or cause the value of our securities after we have completed our business combination to significantly decline or be worthless, or substantially limit or completely hinder the post-combined company’s ability to offer or continue to offer securities to investors. See “Part I - Item 1A. Risk Factors - Uncertainties with respect to the PRC legal system could have a material adverse effect on us.” on page 16 and “China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations may be quick with little advance notice and could have a material adverse effect on our business and the value of our securities.” on page 16 of this Annual Report. The Chinese government may intervene or influence the operations of the PRC operating entities at any time and may exert more control over offerings conducted overseas, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Changes in China’s economic, political or social conditions, as well as possible interventions and influences of any government policies and actions; as well as uncertainties with respect to the PRC legal system could have a material adverse effect on our operation and the value of our securities. For instance, as the date of this Annual Report, we are not required to obtain any permission from China authorities nor received any objection or restriction from Chinese authorities to continue listing our securities in U.S. exchanges, however, we cannot guarantee that PRC authorities may not initiate any change in its law, rules or regulations, or governmental policies that would require permission or scrutiny from relevant PRC authorities for our listing; or any law, regulation, rules and policies will become effective and enforceable while we are listing on The Nasdaq Global Market or Nasdaq and seeking a target for the initial business combination that could substantially affect our operation and the value of our securities may depreciate quickly or even become worthless. See “Part I - Item 1.- Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” on page 5. Though we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau), we are subject to risks and uncertainties about future actions of the PRC government or law enforcement to refrain our activities or operation due to the significant ties to China of our sponsor, officers and directors, which could limit our search for a target business and that can cause the value of our securities to significantly decline or become worthless. See “Part I - Item 1A. Risk Factors - Even though we are not a China-based issuer, the sponsor and some our officers and directors have significant ties to China. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We are also currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the relevant PRC government agencies decide that we were required to obtain approval and we were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.” on page 13 of this Annual Report.

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

Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations

We are a blank check company incorporated in Delaware with no operations or subsidiaries in China. We are not a PRC operating entity and currently do not own or control any equity interest in any PRC company or operate any business in China. The China Securities Regulatory Commission (the “CSRC”) has not issued any definitive rule or interpretation concerning whether listing of our securities are subject to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), and we believe that we are not required to obtain any licenses or approvals, under applicable PRC laws and regulations, for our listing on Nasdaq and seeking a target for the initial business combination. Further, according to the Measures for Cybersecurity Review, which was promulgated on December 28, 2021 and became effective on February 15, 2022, online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. As we are a blank check company and are not involved in the collection of personal data of at least 1 million users or implicate cybersecurity and we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau), we do not believe that we are, or the post-combination entity will be, a “network platform operator(s)”, or subject to the cybersecurity review of the Cyberspace Administration of China (the “CAC”). As of the date hereof, we have not received any inquiry, notice, warning, sanction or any regulatory objection to our listing from any relevant PRC authorities.

Further, we do not consider ourselves a PRC operating entity or a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China.” We are a blank check company incorporated in Delaware with no operation of our own except searching for a non-China-based target for our initial business combination. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended March 31, 2023, we did not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

As of the date of this Annual Report, no transfers, dividends, or distributions have been made by us. We have not adopted or maintained any other cash management policies and procedures and need to comply with applicable law or regulations with respect to transfer of funds, dividends and distributions, if any. Given that we are not a China-based issuer or expect to be a China-based issuer upon the consummation of our initial business combination, we are not subject to, or are not expected to become subject to, the foreign exchange control rules of the PRC.

However, applicable laws, regulations, or interpretations of the PRC may change, and the relevant PRC government agencies could reach a different conclusion. There is also possibility that we may not be able to obtain or maintain such approval or that we inadvertently concluded that such approval was not required when in fact it was. If prior approval was required while we inadvertently concluded that such approval was not required or if applicable laws and regulations or the interpretation of such were modified to require us to obtain the approval in the future, we may face regulatory actions or other sanctions from relevant Chinese regulatory authorities. These authorities may take actions that could have a material adverse effect upon our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. In addition, any changes in the PRC law, regulations, or interpretations may severely affect our operations. Further, if we are required by the Trial Measures to file with the CSRC, we cannot assure you that we will be able to complete such filings in a timely manner, or at all. The CSRC or other Chinese regulatory agencies may also take actions requiring us, or making it advisable for us, be subject to other severe consequences, which would materially affect the interest of the investors. To that extent, we may not be able to conduct the process of searching for a potential target company. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to continue to offer the securities, causing significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause the securities to significantly decline in value or become worthless.

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

Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations

We are a blank check company incorporated in Delaware with no operations or subsidiaries in China. We are not a PRC operating entity and currently do not own or control any equity interest in any PRC company or operate any business in China. The China Securities Regulatory Commission (the “CSRC”) has not issued any definitive rule or interpretation concerning whether listing of our securities are subject to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), and we believe that we are not required to obtain any licenses or approvals, under applicable PRC laws and regulations, for our listing on Nasdaq and seeking a target for the initial business combination. Further, according to the Measures for Cybersecurity Review, which was promulgated on December 28, 2021 and became effective on February 15, 2022, online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. As we are a blank check company and are not involved in the collection of personal data of at least 1 million users or implicate cybersecurity and we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau), we do not believe that we are, or the post-combination entity will be, a “network platform operator(s)”, or subject to the cybersecurity review of the Cyberspace Administration of China (the “CAC”). As of the date hereof, we have not received any inquiry, notice, warning, sanction or any regulatory objection to our listing from any relevant PRC authorities.

Further, we do not consider ourselves a PRC operating entity or a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China.” We are a blank check company incorporated in Delaware with no operation of our own except searching for a non-China-based target for our initial business combination. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended March 31, 2023, we did not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

As of the date of this Annual Report, no transfers, dividends, or distributions have been made by us. We have not adopted or maintained any other cash management policies and procedures and need to comply with applicable law or regulations with respect to transfer of funds, dividends and distributions, if any. Given that we are not a China-based issuer or expect to be a China-based issuer upon the consummation of our initial business combination, we are not subject to, or are not expected to become subject to, the foreign exchange control rules of the PRC.

However, applicable laws, regulations, or interpretations of the PRC may change, and the relevant PRC government agencies could reach a different conclusion. There is also possibility that we may not be able to obtain or maintain such approval or that we inadvertently concluded that such approval was not required when in fact it was. If prior approval was required while we inadvertently concluded that such approval was not required or if applicable laws and regulations or the interpretation of such were modified to require us to obtain the approval in the future, we may face regulatory actions or other sanctions from relevant Chinese regulatory authorities. These authorities may take actions that could have a material adverse effect upon our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. In addition, any changes in the PRC law, regulations, or interpretations may severely affect our operations. Further, if we are required by the Trial Measures to file with the CSRC, we cannot assure you that we will be able to complete such filings in a timely manner, or at all. The CSRC or other Chinese regulatory agencies may also take actions requiring us, or making it advisable for us, be subject to other severe consequences, which would materially affect the interest of the investors. To that extent, we may not be able to conduct the process of searching for a potential target company. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to continue to offer the securities, causing significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause the securities to significantly decline in value or become worthless.

Enforceability of Civil Liability

Our officers and four of five of our directors are US citizens. The fifth director, Nan Sun, is a Chinese citizen. Further, there is uncertainty if any officers and directors of the post-combination entity will be located inside the Unites States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to effect service of process within the United States upon us or these persons, or to enforce judgments in China, Macau or Hong Kong that are obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for you to enforce judgments in China, Macau, or Hong Kong that are obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us or any future director or officer that resides in China or Hong Kong.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. At present, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions, and you may have to incur substantial costs and contribute significant time to enforce civil liabilities and criminal penalties in reliance on legal remedies under PRC laws. As a result, there is no guarantee that a PRC court would enforce a judgment rendered by a court in the U.S. Recognition and enforcement in the PRC of judgement of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item although we are highlighting certain risks below that may be applicable to us.

Changes in the policies, regulations, rules, and the enforcement of laws of the PRC government may be quick with little advance notice and could have a significant impact on our business and prospects.

Even though we are a blank check company incorporated in Delaware, a majority of our officers and directors are either located in China or have significant ties to China. Accordingly, economic, political and legal developments in the PRC may significantly affect our business and prospects. Policies, regulations, rules, and the enforcement of laws of the PRC government may change quickly with little advance notice, which can have significant effects on economic conditions in the PRC and the ability of businesses to operate profitably. If those significant ties continue in existence following our initial business combination, our post-combination entity’s business, financial condition and results of operations may be subject to changes in policies by the PRC government, including changes in laws, regulations or their interpretation, particularly those dealing with the internet, including censorship and other restriction on material which can be transmitted over the internet, security, intellectual property, money laundering, taxation and other laws that affect our post-combination entity’s ability to operate its business.

Even though we are not a China-based issuer, the sponsor and a majority of our officers and directors have significant ties to China. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We are also currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the relevant PRC government agencies decide that we were required to obtain approval and we were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Even though we are not a PRC operating entity or a China-based issuer, the sponsor and a majority of our officers and directors are located in China. The central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof.

It is possible that in the future, we could be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. In that case, we may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply, and such compliance or any associated inquiries or investigations or any other government actions may require significant management time and attention; and subject us to remedies, administrative penalties and even criminal liabilities that may harm the post-combination entity’s business, including fines assessed for its current or historical operations that it modifies or even cease its business practices.

As we are neither a China-based company under the Trial Measures nor a PRC operating entity, given that (a) the CSRC currently has not issued any definitive rule or interpretation concerning whether companies like ours are subject to the M&A Rules; and (b) our company is a blank check company incorporated in the U.S. rather than in China and currently our company does not own or control any equity interest in any PRC company or operate any business in China, we believe that we are not required to obtain any licenses or approvals, under applicable PRC laws and regulations, for our operation or listing on Nasdaq and while seeking a target for the initial business combination. Further, according to the Measures for Cybersecurity Review, which was promulgated on December 28, 2021 and became effective on February 15, 2022, online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. As we are a blank check company and are not involved in the collection of personal data of at least 1 million users or implicate cybersecurity, we do not believe that we are, or the post-combination entity will be, a “network platform operator(s)”, or subject to the cybersecurity review of the CAC. As of the date of hereof, we have not received any inquiry, notice, warning, sanction or any regulatory objection to the listing of our securities on Nasdaq from any PRC authorities.

We do not consider ourselves a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended December 31, 2022, we do not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

However, applicable laws, regulations, or interpretations of PRC may change, and the relevant PRC government agencies could reach a different conclusion. There is also a possibility that we may not be able to obtain or maintain such approval or that we inadvertently concluded that such approval was not required when in fact it was. If prior approval was required while we inadvertently concluded that such approval was not required or if applicable laws and regulations or the interpretation of such were modified to require us to obtain the approval in the future, we may face regulatory actions or other sanctions from relevant Chinese regulatory authorities. These authorities may take actions that could have a material adverse effect upon our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. In addition, any changes in PRC law, regulations, or interpretations may severely affect our operations. Further, if we are required by the Trial Measures to file with the CSRC, we cannot assure you that we will be able to complete such filings in a timely manner, or even at all. The CSRC or other Chinese regulatory agencies may also take actions requiring us, or making it advisable for us, be subject to other severe consequences, which would materially affect the interest of the investors. To that extent, we may not be able to conduct the process of searching for a potential target company. Any failure of us to fully comply with new regulatory requirements may significantly limit or completely hinder our ability to continue to offer the securities, causing significant disruption to our business operations, severely damage our reputation, materially and adversely affect our financial condition and results of operations and cause the securities to significantly decline in value or become worthless.

China Securities Regulatory Commission and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas and foreign investment in China-based issuers. Even though we are not a China based issuer, if the CSRC or another PRC regulatory body subsequently determines that its approval is needed for our listing on Nasdaq or seeking a target for the initial business combination, we cannot predict whether we will be able to obtain such approval. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to continue our listing on Nasdaq and cause the value of our securities to significantly decline or be worthless.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Even though we are a blank check company incorporated in the U.S. and a non-China based issuer, our sponsor and a majority of our officers and directors have significant ties to China. Since this document is relatively new, uncertainties still exist in relation to how soon legislative or administrative regulation making bodies will respond and what existing or new laws, regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our future business combination with a PRC Target Company. Therefore, CSRC and other Chinese government agencies may exert more oversight and control over offerings that are conducted overseas. If the CSRC or another PRC regulatory body subsequently determines that its approval is needed for our listing on Nasdaq, a business combination, the issuance of our ordinary shares upon exercise of the rights, or maintaining our status as a publicly listed company outside China, we may face approval delays, adverse actions or sanctions by the CSRC or other PRC regulatory agencies. In any such event, these regulatory agencies may delay a potential business combination, impose fines and penalties, limit our acquisitions and operations of a target business in China, or take other actions that could materially adversely affect our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities. As a result, both you and us face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue our listing on Nasdaq and cause the value of our securities to significantly decline or be worthless.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments, or bringing actions in China against us or our management named in the annual report based on foreign laws. It will be difficult for you or overseas regulators to conduct investigations or collect evidence within China.

It may be difficult for investors to effect service of process within the United States upon us or any future officer or director that resides in China or Hong Kings, or to enforce judgments in China, Macau, or Hong Kong that are obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for you to enforce judgments in China, Macau, or Hong Kong that are obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us or any future officer or director that resides in China or Hong King.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. At present, China does not have any treaties or other forms of written arrangement with the U.S. that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, there is no guarantee that a PRC court would enforce a judgment rendered by a court in the U.S.

It will be difficult for you or overseas regulators to conduct investigations or collect evidence within China. Although the authorities in China may establish a regulatory cooperation mechanism with its counterparts of another country or region to monitor and oversee cross-border securities activities, such regulatory cooperation with the securities regulatory authorities in the United States may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the State Council and the competent departments of the State Council.

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Our board of directors consists of five members. All but one of our directors is a citizen of the United States. In addition, two members of Goldenstone Capital LLC, one of our sponsor entities, are foreign persons. In addition, we have not yet entered into an agreement for our initial business combination. Therefore, we do not know whether the target or the nature of its business could make the transaction subject to U.S. foreign regulations or review by a U.S. government entity. As a result, it is possible that the Business Combination may be subject to a CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If the Business Combination falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete an initial business combination by June 21, 2024 if the Company extends the Business Combination Period to the fullest extent) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.”

Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions under the civil law system may be cited for reference but have limited precedential value.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protection afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, the interpretation and enforcement of these laws and regulations continue to evolve and are subject to change. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy. These uncertainties may affect our judgment on the relevance of legal requirements and our ability to enforce our contractual rights or tort claims. In addition, the regulatory uncertainties may be exploited through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention.

China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations may be quick with little advance notice and could have a material adverse effect on our business and the value of our securities.

Even though we are a blank check company incorporated in Delaware, a majority of our officers and directors are either located in China or have significant ties to China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake may be subject, to a significant extent, to economic, political and legal developments in China.

China’s economy differs from other countries’ economies in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy.

Although China’s economy has been transitioning from a planned economy to a more market oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations may be quick with little advance notice and could adversely affect the economy in China and could have a material adverse effect on our business and the value of our securities.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us, or more specifically, we cannot assure you that the PRC government will not initiate possible governmental actions or scrutiny to us, which could substantially affect our operation and the value of our securities may depreciate quickly.

PART II

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, due to our determination of the material weaknesses in our disclosure controls, as described above, management determined that we dmaintain effective internal control over financial reporting as of March 31, 2023.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

GOLDENSTONE ACQUISITION LIMITED

Dated: December 15, 2023	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer

	By:	/s/ Ray Chen
	Name:	Ray Chen
	Title:	Chief Financial Officer