Form 10-K/A
period 2023-03-31
Goldenstone Acquisition Ltd.
filed 2024-01-11
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

This Annual Report on Form 10-K/A (the “Amendment No. 2”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 as amended by Amendment No. 1 (the “Form 10-K”) to (i) revise certain disclosures in Item 1 – Business; (ii) revise a risk factor in Item 1a – Risk Factors; (iii) include new certifications by our Principal Executive Officer and Principal Financial Officer as exhibits 31.1, 31.2, 32.1 and 32.2. Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the Form 10-K.

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

Enforceability of Civil Liability

Our officers and four of five of our directors are US citizens and reside in the United States. The fifth director, Nan Sun, is a Chinese citizen and also resides in the United States. Further, there is uncertainty if any officers and directors of the post-combination entity will be located inside the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to effect service of process within the United States upon us or any future director or officer that resides in China or Hong Kong, or to enforce judgments in China, Macau or Hong Kong that are obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for you to enforce judgments in China, Macau, or Hong Kong that are obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us or any future director or officer that resides in China or Hong Kong.

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

It may be difficult for investors to effect service of process within the United States upon us or any future officer or director that resides in China or Hong Kong, or to enforce judgments in China, Macau, or Hong Kong that are obtained in U.S. courts against us or them, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States. It may also be difficult for you to enforce judgments in China, Macau, or Hong Kong that are obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us or any future officer or director that resides in China or Hong Kong.

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

GOLDENSTONE ACQUISITION LIMITED

Dated: January 11, 2024	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer

	By:	/s/ Ray Chen
	Name:	Ray Chen
	Title:	Chief Financial Officer