Form 10-Q
period 2023-12-31
Goldenstone Acquisition Ltd.
filed 2024-02-09
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 8, 2024, 6,837,711 shares of Common Stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Financial Statements

GOLDENSTONE ACQUISITION LIMITED
CONDENSED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2023	2023
ASSETS
Current assets:
Cash	$6,117	$10,763
Dividend receivable	241,782	228,904
Prepaid expenses	-	52,500
Total current assets	247,899	292,167

Cash and Investments held in Trust Account	54,646,213	60,156,291
TOTAL ASSETS	$54,894,112	$60,448,458

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$579,563	$204,882
Working capital and extension loans - related party	1,468,000	320,000
Due to related parties	180,000	25,000
Business combination deposits	125,000	125,000
Income tax payable	266,561	253,426
Franchise tax payable	17,145	12,000
Excise payable	81,578	-
Total current liabilities	2,717,847	940,308

Deferred tax liability	50,774	48,070
Deferred underwriting discounts and commissions	2,012,500	2,012,500
TOTAL LIABILITIES	4,781,121	3,000,878

Commitments and contingencies

Common stock subject to possible redemption, 4,991,461 and 5,750,000 shares at redemption value of $10.95 and $10.46 per share as of December 31, 2023 and March 31, 2023, respectively	54,664,943	59,544,769

Stockholders’ deficit:
Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,846,250 shares issued and outstanding as of December 31, 2023 and March 31, 2023	185	185
Additional paid-in capital	-	-
Accumulated deficit	(4,552,137)	(2,097,374)
Total stockholders’ deficit	(4,551,952)	(2,097,189)

TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT	$54,894,112	$60,448,458

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Formation and operating costs	$(205,304)	$(170,795)	$(823,184)	$(718,885)
Franchise tax expenses	(11,500)	(12,343)	(36,400)	(26,043)
Loss from operations	(216,804)	(183,138)	(859,584)	(744,928)

Other income:
Interest earned on investment held in Trust Account	983,627	616,020	2,223,710	850,949

Income before income taxes	766,823	432,882	1,364,126	106,021

Income taxes provision	(204,147)	(171,120)	(459,336)	(171,120)

Net income (loss)	$562,676	$261,762	$904,790	$(65,099)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,024,441	5,750,000	5,507,268	5,750,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.14	$0.17	$0.27	$0.34
Basic and diluted weighted average shares outstanding, common stock attributable to Goldenstone Acquisition Limited	1,846,250	1,846,250	1,846,250	1,846,250
Basic and diluted net loss per share, common stock attributable to Goldenstone Acquisition Limited	$(0.07)	$(0.38)	$(0.32)	$(1.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	For the Nine Months Ended December 31, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2023	1,846,250	$185	$-	$(2,097,374)	$(2,097,189)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(1,701,309)	(1,701,309)
Net income	-	-	-	289,187	289,187
Balance - June 30, 2023	1,846,250	185	-	(3,509,496)	(3,509,311)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(508,685)	(508,685)
Net income	-	-	-	52,927	52,927
Balance - September 30, 2023	1,846,250	185	-	(3,965,254)	(3,965,069)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(1,067,981)	(1,067,981)
Excise tax payable attributable to redemption of common stock	-	-	-	(81,578)	(81,578)
Net income	-	-	-	562,676	562,676
Balance - December 31, 2023	1,846,250	$185	$-	$(4,552,137)	$(4,551,952)

	For the Nine Months Ended December 31, 2022
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - March 31, 2022	1,846,250	$185	$9,087,305	$(54,502)	$9,032,988
Accretion of initial measurement of common stock subject to redemption value	-	-	(2,407,570)	-	(2,407,570)
Net loss	-	-	-	(247,329)	(247,329)
Balance - June 30, 2022	1,846,250	185	6,679,735	(301,831)	6,378,089
Accretion of initial measurement of common stock subject to redemption value	-	-	(2,556,121)	-	(2,556,121)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	(211,182)	-	(211,182)
Net loss	-	-	-	(79,532)	(79,532)
Balance - September 30, 2022	1,846,250	185	3,912,432	(381,363)	3,531,254
Accretion of initial measurement of common stock subject to redemption value	-	-	(2,685,051)	-	(2,685,051)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	(432,557)	-	(432,557)
Net income	-	-	-	261,762	261,762
Balance - December 31, 2022	1,846,250	$185	$794,824	$(119,601)	$675,408

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLDENSTONE ACQUISITION LIMITED
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	December 31, 2023	December 31, 2022

Cash Flows from Operating Activities:
Net income (loss)	$904,790	$(65,099)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(2,223,710)	(850,949)
Deferred tax expense	2,704	40,256
Change in operating assets and liabilities:
Prepaid expenses	52,500	(35,417)
Accrued expenses	374,681	73,879
Due to related parties	155,000	-
Income tax payable	13,135	130,864
Franchise tax payable	5,145	26,043
Net Cash Used in Operating Activities	(715,755)	(680,423)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	8,157,801	-
Purchase of investment held in Trust Account	(975,000)	-
Withdrawal of investment held in Trust Account	538,109	-
Net Cash Provided by Investing Activities	7,720,910	-

Cash Flows from Financing Activities:
Redemption of common stock	(8,157,801)	-
Proceeds from working capital and extension loans from related party	1,148,000	-
Net Cash Used in Financing Activities	(7,009,801)	-

Net Change in Cash	(4,646)	(680,423)

Cash at beginning of period	10,763	959,964

Cash at end of period	$6,117	$279,541

Supplemental Cash Flow Information
Cash paid for income taxes	$443,497	$-
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Financing Activities
Excise tax payable attributable to redemption of common stock	$81,578	$-
Accretion of initial measurement of common stock subject to redemption value	$-	$7,648,742
Accretion of subsequent measurement of common stock subject to redemption value	$3,277,975	$643,739

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

The Company has selected March 31 as its fiscal year end. As of December 31, 2023 and March 31, 2023, the Company had not commenced any operations. For the period from September 9, 2020 (inception) to December 31, 2023, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below) and to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On September 21, 2023, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to nine (9) times (the “Third Extension”), each such extension for an additional one (1) month period (each an “Extension”), from September 21, 2023 to June 21, 2024 (such date actually extended being referred to as the “Extended Termination Date”). The Company’s stockholders also approved an amendment to the Investment Management Trust Agreement, dated March 16, 2022 by and between the Company and Continental Stock Transfer & Trust Company, to provide that the time for the Company to complete its initial business combination (the “Business Combination Period”) under the Trust Agreement from September 21, 2023 to June 21, 2024 (the “Trust Amendment”) provided that the Company deposits into the trust account established in connection with the Company’s initial public offering (the “Trust Account”) the sum of $100,000 for each one month extended. In addition, the Company’s stockholders approved an amendment (the “NTA Amendment”) to Article Sixth, Paragraph D of the Charter to modify the net tangible asset requirement (the “NTA Requirement”) to state that the Company will not consummate any business combination unless it (i) has net tangible assets of at least $5,000,001 upon consummation of such business combination, or (ii) is otherwise exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As a result, from September 2023 through January 2024, a total of five deposits of $100,000 was made into to the trust account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the Third Extension, the new deadline for completion of an initial business combination is February 21, 2024, the fifth additional months of the Third Extension.

In connection with the votes to approve the Company’s Amended and Restated Certificate of Incorporation, 758,539 shares of Common Stock of the Company were rendered for redemption.

Liquidity and Going Concern

As of December 31, 2023, the Company had $6,117 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering and working deficit of $2,469,948.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by February 21, 2024, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such condition raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s fiscal year ended March 31, 2024 income tax provision as there were redemptions by the public stockholders in October 2023; as a result, the Company recorded $81,578 excise tax liability as of December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and March 31, 2023.

Investments held in Trust Account

As of December 31, 2023 and March 31, 2023, $54,646,213 and $60,156,291, respectively, of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination. As of December 31, 2023 and March 31, 2023, the Company has fully recognized the accretion of initial measurement of common stock subject to redemption value of $10,350,911.

As discussed in Note 1, in connection with the votes to approve the Company’s Amended and Restated Certificate of Incorporation, 758,539 shares of Common Stock of the Company were rendered for redemption resulting in $8,157,801 paid from the Trust Account to redeeming stockholders. As a result of the redemption, as of December 31, 2023 and March 31, 2023, the Company has 4,991,461 and 5,750,000 shares, respectively, of common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet that are subject to redemption. See Note 4 for further details.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. As of December 31, 2023 and March 31, 2023, approximately $54.6 million and $60.2 million, respectively, was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three and nine months ended December 31, 2023 and 2022, the Company has not considered the effect of the Warrants sold in the Initial Public Offering to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants is contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended		For the Three Months Ended
	December 31, 2023		December 31, 2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(369,523)	$(135,782)	$(2,161,740)	$(694,106)
Accretion of initial and subsequent measurement of common stock subject to redemption value	1,067,981	-	3,117,608	-
Allocation of net income (loss)	$698,458	$(135,782)	$955,868	$(694,106)
Denominators:
Weighted-average shares outstanding	5,024,441	1,846,250	5,750,000	1,846,250
Basic and diluted net income (loss) per share	$0.14	$(0.07)	$0.17	$(0.38)

	For the Nine months ended		For the Nine months ended
	December 31, 2023		December 31, 2022
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(1,777,349)	$(595,836)	$(6,326,291)	$(2,031,289)
Accretion of initial and subsequent measurement of common stock subject to redemption value	3,277,975	-	8,292,481	-
Allocation of net income (loss)	$1,500,626	$(595,836)	$1,966,190	$(2,031,289)
Denominators:
Weighted-average shares outstanding	5,507,268	1,846,250	5,750,000	1,846,250
Basic and diluted net income (loss) per share	$0.27	$(0.32)	$0.34	$(1.10)

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s unaudited condensed financial statements and related disclosures.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — CASH AND INVESTMENTS HELD IN TRUST ACCOUNT

As of December 31, 2023 and March 31, 2023, assets held in the Trust Account were comprised of $54,646,213 and $60,156,291, respectively, in cash and money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and March 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023	March 31, 2023
Assets:
Trust Account - Cash	1	$-	$575,000
Trust Account - U.S. Treasury Securities Money Market Fund	1	$54,646,213	$59,581,291

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

As of December 31, 2023 and March 31, 2023, the common stock reflected on the balance sheet is reconciled in the following table:

Common stock subject to possible redemption, March 31, 2022	$48,269,081
Plus:
Accretion of carrying value to redemption value	11,275,688
Common stock subject to possible redemption, March 31, 2023	59,544,769
Redemption of common stock	(8,157,801)
Plus:
Accretion of carrying value to redemption value	3,277,975
Common stock subject to possible redemption, December 31, 2023	$54,664,943

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

As of December 31, 2023 and March 31, 2023, there were 1,437,500 Insider Shares issued and outstanding.

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

As of December 31, 2023 and March 31, 2023, the Company had $1,468,000 and $320,000, respectively, of borrowings under the working capital and extension loans.

Administrative Services Agreement and Service Fees

The Company is obligated, commencing from the closing of the Initial Public Offering and for 12 months, to pay the sponsor’s affiliate and officers of the Company, a monthly fee of $15,000 (from June 2023 and onward after the resignation of the Company’s Chief Operating Office on May 30, 2023) or a monthly fee of $25,000 (prior to June 2023) for general and administrative services including office space, utilities, secretarial support and officers’ services to the Company. The Administrative Services Agreement and the service fees to be paid to the officers will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public stockholders. For the three months ended December 31, 2023 and 2022, the Company has recognized $45,000 and $75,000, respectively, of administrative service fee, which is included in formation and operating costs on the statement of operations. For the nine months ended December 31, 2023 and 2022, the Company has recognized $155,000 and $225,000, respectively, of administrative service fee, which is included in formation and operating costs on the statement of operations.

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

NOTE 8 — STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

The Company is authorized to issue up to 15,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2023 and March 31, 2023, there were 1,846,250 shares of common stock issued and outstanding, respectively.

Rights

As of December 31, 2023 and March 31, 2023, there were 5,750,000 Public Rights and 351,250 Private Rights outstanding.  Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of its initial Business Combination. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company accounted for the 5,750,000 rights issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the rights as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the rights is approximately $4.4 million, or $0.76 per Unit, using the Black-Scholes Option Pricing Model. The fair value of the rights is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 0.75%, (3) expected life of 1 year, (4) exercise price of $0.00 and (5) stock price of $9.03.

Warrants

As of December 31, 2023 and March 31, 2023, there were 5,750,000 Public Warrants and 351,250 Private Warrants outstanding.  Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the Initial Public Offering. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

NOTE 9 — INCOME TAXES

The Company’s taxable income primarily consists of dividend earned on investments held in the Trust Account.

The income tax provision (benefit) consists of the following:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Current
Federal	$153,373	$130,864	$456,631	$130,864
State	—	—	—	—
Deferred
Federal	50,774	40,256	2,705	40,256
State	—	—	—	—
Income tax provision	$204,147	$171,120	$459,336	$171,120

The Company’s effective tax rate was 26.6% and 39.5% for the three months ended December 31, 2023 and 2022, respectively. The Company’s effective tax rate was 33.7% and 161.4% for the nine months ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets.

The Company’s net deferred tax assets were as follows as of:

	December 31, 2023	March 31, 2023
Deferred tax assets:
Start-up/organization costs	$394,048	$221,180
Deferred tax liability:
Accrued dividend income	(50,774)	(48,070)
Total deferred tax assets	343,274	173,110
Valuation allowance	(394,048)	(221,180)
Deferred tax liability, net	$(50,774)	$(48,070)

As of December 31, 2023 and March 31, 2023, the Company had $1,876,421 and $1,053,237 of U.S. federal and state deferred tax assets on start-up/organization costs carryovers available to offset future taxable income over the period of 180 months upon the consummation of the Business Combination. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance of $394,048 and $221,180 as of December 31, 2023 and March 31, 2023, respectively. The valuation allowance increased by $172,868 from March 31, 2023 to December 31, 2023.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through February 8, 2024 when these unaudited condensed financial statements were issued. Based on this review, except as disclosed below, the Company did not identify any other subsequent events that would require adjustment or disclosure in the unaudited condensed financial statements.

On January 21, 2024, the Company issued an unsecured promissory note in the principal amount of $100,000 to the Sponsor. The proceeds of the promissory note were deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from January 21, 2024 to February 21, 2024.

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

Subsequently, on December 31, 2022, we entered into a Joint Agreement to Terminate Merger Agreement (the “Termination Agreement”) with Roxe, pursuant to which (i) the Parties mutually agreed to terminate the Merger Agreement. The termination was by mutual agreement of the Company and Roxe pursuant to Section 10.1(c) of the Merger Agreement, and no termination fee or other payment is due to either party from the other as a result of the termination.

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

On September 21, 2023, the Company announced that it had extended the period of time by which it may complete an initial business combination by an additional nine months (the “Third Extension”). In accordance with its amended and restated certificate of incorporation, from September 2023 through January 2024, a total of five deposits of $100,000 was made into to the trust account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the Third Extension, the new deadline for completion of an initial business combination is February 21, 2024, the fifth additional months of the Third Extension.

In connection with the votes to approve the Company’s Amended and Restated Certificate of Incorporation, 758,539 shares of Common Stock of the Company were rendered for redemption.

Results of Operations

Our entire activity since inception up to December 31, 2023 was in connection with our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended December 31, 2023, we generated a net income of $562,676, which consisted of interest income on the trust account of $983,627, offset by formation and operating costs of $205,304, franchise tax expense of $11,500 and income taxes provision of $204,147.

For the three months ended December 31, 2022, we generated a net income of $261,762, which consisted of interest income on the trust account of $616,020, offset by formation and operating costs of $170,795, franchise tax expense of $12,343 and income taxes provision of $171,120.

For the nine months ended December 31, 2023, we generated a net income of $904,790, which consisted of interest income on the trust account of $2,223,710, offset by formation and operating costs of $823,184, franchise tax expense of $36,400 and income taxes provision of $459,336.

For the nine months ended December 31, 2022, we incurred a net loss of $65,099, which consisted of formation and operating costs of $718,885 and franchise tax expense of $26,043, partially offset by interest income on the trust account of $850,949.

Liquidity and Going Concern

As of December 31, 2023, we had $6,117 in cash in our operating account as compared to cash of $10,763 at March 31, 2023 and working deficit of $2,469,948 as compared to $648,141 at March 31, 2023. The change in liquidity is attributable to cash used in operating activities of $715,755 and cash used in financing activities of $7,009,801, and offset by cash provided by investing activities of $7,720,910.

For the nine months ended December 31, 2023, there was $715,755 of cash used in operating activities resulting from interest income earned on investment held in Trust Account amounting to $2,223,710, and offset by net income of $904,790, non-cash deferred tax expense of $2,704, decrease in prepaid expenses of $52,500, increase in accrued expenses of $373,892, increase in due to related parties of $155,000, increase in income tax payable of $13,135, and increase in franchise tax payable of $5,145.

For the nine months ended December 31, 2022, there was $680,423 of cash used in operating activities resulting from net loss of $65,099 and interest income earned on investment held in Trust Account amounting to $850,949, and and non-cash deferred tax expense of $40,256, increase in prepaid expenses of $35,417 offset by increase in accrued expenses of $73,879, increase in income tax payable of $130,864 and increase in franchise tax payable of $26,043.

For the nine months ended December 31, 2023, there was $7,720,910 of cash provided by investing activities resulting from the withdrawal of an investment held in the Trust Account for payment to redeeming stockholders of $8,157,801, the withdrawal of an investment held in the Trust Account amounting to $538,109, offset by the purchase of investment held in Trust Account amounting to $975,000.

There were no investing activities for the nine months ended December 31, 2022.

For the nine months ended December 31, 2023, there was $7,009,801 of cash used in financing activities resulting from the redemption of common stock of $8,157,801, offset by the proceeds from working capital and extension loans from our Sponsor amounting to $1,148,000.

There were no financing activities for the nine months ended December 31, 2022.

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

As of December 31, 2023 and March 31, 2023, we had $1,468,000 and $320,000, respectively, of borrowings under the working capital and extension loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans. In addition, if we are unable to complete a Business Combination within the Combination Period by February 21, 2024, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such condition raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

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

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our unaudited condensed financial statements and related disclosures.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 8, 2024	GOLDENSTONE ACQUISITION LIMITED

	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer & Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Office)