Form 10-K
period 2024-03-31
Goldenstone Acquisition Ltd.
filed 2024-06-03
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

GOLDENSTONE ACQUISITION LIMITED
(Exact Name of Registrant as Specified in its Charter)

Delaware	001-41328	85-3373323
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

37-02 Prince Street, 2nd Floor, Flushing, NY	11354
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At September 29, 2023, which is the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was approximately $53.6 million.

As of May 24, 2024, 6,837,711 shares  of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GOLDENSTONE ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended March 31, 2024

i

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

Upon the closing of the initial public offering on March 21, 2022, a total of $58,362,500 of the net proceeds from the IPO, the Over-Allotment and the Private Placement (including $2,012,500 of the underwriter’s deferred commission) was deposited in a trust account (the “Trust Account”) established for the benefit of our public stockholders. As of March 31, 2024, a total of $55,495,253 including the net proceeds from the IPO and the Private Placement as well as income accrued since the date of the IPO was being held in a trust account established for the benefit of the Company’s public stockholders.

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

The initial stockholders, officers, directors, or their affiliates have agreed to loan us funds as may be required in order to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination (the “working capital loans”). As of March 31, 2024, the Company had $1,791,000 of borrowings under the working capital loans. Any future working capital loans would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of the Company’s business combination into private units at a price of $10.00 per unit. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans , if and when issued, would be evidenced by promissory notes. As of March 31, 2024, we had $30,823 held outside of the Trust Account.

Upon the closing of the IPO, the Company had an initial 12 months from the closing of the IPO to complete a Business Combination, and the Company may, but is not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of up to 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial stockholders or their affiliates or designees were required to deposit into the Trust Account $575,000 ($0.10 per share in either case), on or prior to the applicable deadline, for each three month extension (or up to an aggregate of $1,500,000 (or $1,725,000 if the underwriters’ over-allotment option is exercised in full), or $0.30 per share if the Company extends for the full nine months).

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

On June 20, 2023, the Company announced that it had extended the period of time by which it may complete an initial business combination by an additional three months (the “Second Extension”). In accordance with its amended and restated certificate of incorporation, on June 14, 2023, a deposit of $575,000 was made into to the trust account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the Second Extension, the new deadline for completion of an initial business combination was September 21, 2023.

On September 21, 2023, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to nine (9) times (the “Third Extension”), each such extension for an additional one (1) month period (each an “Extension”), from September 21, 2023 to June 21, 2024 (such date actually extended being referred to as the “Extended Termination Date”). The Company’s stockholders also approved an amendment to the Investment Management Trust Agreement, dated March 16, 2022 by and between the Company and Continental Stock Transfer & Trust Company, to provide that the time for the Company to complete its initial business combination (the “Business Combination Period”) under the Trust Agreement from September 21, 2023 to June 21, 2024 (the “Trust Amendment”) provided that the Company deposits into the trust account established in connection with the Company’s initial public offering (the “Trust Account”) the sum of $100,000 for each one month extended. In addition, the Company’s stockholders approved an amendment (the “NTA Amendment”) to Article Sixth, Paragraph D of the Charter to modify the net tangible asset requirement (the “NTA Requirement”) to state that the Company will not consummate any business combination unless it (i) has net tangible assets of at least $5,000,001 upon consummation of such business combination, or (ii) is otherwise exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As a result, on September 21, 2023, a deposit of $100,000 was made into to the trust account established at the time of the Company’s initial public offering for the benefit of the public stockholders and on October 20, 2023, November 20, 2023, December 20, 2023, January 20, 2024, February 20, 2023, March 20, 2023, April 20, 2023 and May 20, 2023, another deposit of $100,000 was made into to the trust account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the these extensions, the new deadline for completion of an initial business combination is June 21, 2024.

We now have until June 21, 2024, with the option, upon approval of our Board of Directors, to extend up to June 21, 2024, or such later time as our stockholders may approve in accordance with our Amended and Restated Certificate of Incorporation (the “Charter”), to consummate our initial business combination (the “Combination Period”). If we are unable to consummate our initial business combination by such date and do not obtain an additional extension, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s public warrants, public rights, private warrants or private rights. The warrants and rights will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period. The underwriters have agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15.

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

Although we are not a PRC operating entity, we cannot assure you that the Chinese government will reach the same conclusion, or will not promulgate new rules or regulations to govern us due to the ties our management and Sponsor have with China. The governing PRC laws and regulations can change quickly with little advance notice, which may result in a material change in our search for a target business and/or the value of our securities, or cause the value of our securities after we have completed our business combination to significantly decline or be worthless, or substantially limit or completely hinder the post-combined company’s ability to offer or continue to offer securities to investors. See “Part I - Item 1A. Risk Factors - Uncertainties with respect to the PRC legal system could have a material adverse effect on us.” on page 16 and “China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations may be quick with little advance notice and could have a material adverse effect on our business and the value of our securities.” on page 16 of this Annual Report. The Chinese government may intervene or influence the operations of the PRC operating entities at any time and may exert more control over offerings conducted overseas, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Changes in China’s economic, political or social conditions, as well as possible interventions and influences of any government policies and actions; as well as uncertainties with respect to the PRC legal system could have a material adverse effect on our operation and the value of our securities. For instance, as the date of this Annual Report, we are not required to obtain any permission from China authorities nor received any objection or restriction from Chinese authorities to continue listing our securities in U.S. exchanges, however, we cannot guarantee that PRC authorities may not initiate any change in its law, rules or regulations, or governmental policies that would require permission or scrutiny from relevant PRC authorities for our listing; or any law, regulation, rules and policies will become effective and enforceable while we are listing on The Nasdaq Capital Market or Nasdaq and seeking a target for the initial business combination that could substantially affect our operation and the value of our securities may depreciate quickly or even become worthless. See “Part I - Item 1.- Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” on page 5. Though we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau), we are subject to risks and uncertainties about future actions of the PRC government or law enforcement to refrain our activities or operation due to the significant ties to China of our sponsor, officers and directors, which could limit our search for a target business and that can cause the value of our securities to significantly decline or become worthless. See “Part I - Item 1A. Risk Factors - Even though we are not a China-based issuer, the sponsor and some our officers and directors have significant ties to China. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We are also currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the relevant PRC government agencies decide that we were required to obtain approval and we were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.” on page 13 of this Annual Report.

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

Further, we do not consider ourselves a PRC operating entity or a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China.” We are a blank check company incorporated in Delaware with no operation of our own except searching for a non-China-based target for our initial business combination. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, [and during the fiscal year ended March 31, 2024, we did not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.]

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

Business Strategy

Our business strategy is to identify and complete a business combination that creates long-term value for our stockholders. We will seek to capitalize on the comprehensive experience and contacts of our executive officers and directors in consummating an initial business combination. Our team is led by Eddie Ni, our President.

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

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Delaware laws, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity.

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

At March 31, 2024, we had until June 21, 2024 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by June 21, 2024, we must obtain stockholder approval of a further amendment to our Charter to extend the business combination deadline.

If we are unable to complete our initial business combination by June 21, 2024 and stockholders have not approved a further extension of the deadline, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, public rights, private warrants or private rights. The warrants and rights will expire worthless if we fail to complete our initial business combination within the Combination Period and no further extension has been approved. You will not be able to vote on or redeem your shares in connection with any such extension.

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

Corporate Information

Our principal executive office is located at 37-02 Prince Street; 2nd Floor, Flushing, NY 11354, and our telephone number is 330-352-7788.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item although we are highlighting certain risks below that may be applicable to us. Please see our prospectus dated March 16, 2022 for additional risk factors applicable to us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 37-02 Prince Street; 2nd Floor; Flushing, New York, 11354. Our executive offices are provided to us by our Sponsor. On March 16, 2022, we agreed to pay our Sponsor a total of $25,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. We consider our current office space adequate for our current operations.

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

Holders of Record

As of March 31, 2024, there were 6,837,711 of our shares of common stock issued and outstanding held by 10 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On September 21, 2023, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to nine (9) times (the “Third Extension”), each such extension for an additional one (1) month period (each an “Extension”), from September 21, 2023 to June 21, 2024 (such date actually extended being referred to as the “Extended Termination Date”). The Company’s stockholders also approved an amendment to the Investment Management Trust Agreement, dated March 16, 2022 by and between the Company and Continental Stock Transfer & Trust Company, to provide that the time for the Company to complete its initial business combination (the “Business Combination Period”) under the Trust Agreement from September 21, 2023 to June 21, 2024 (the “Trust Amendment”) provided that the Company deposits into the trust account established in connection with the Company’s initial public offering (the “Trust Account”) the sum of $100,000 for each one month extended. In addition, the Company’s stockholders approved an amendment (the “NTA Amendment”) to Article Sixth, Paragraph D of the Charter to modify the net tangible asset requirement (the “NTA Requirement”) to state that the Company will not consummate any business combination unless it (i) has net tangible assets of at least $5,000,001 upon consummation of such business combination, or (ii) is otherwise exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As a result, from September 2023 through May 2024, a total of nine deposits of $100,000 was made into to the trust account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the Third Extension, the new deadline for completion of an initial business combination is June 21, 2024, the ninth additional months of the Third Extension.

In connection with the votes to approve the Company’s Amended and Restated Certificate of Incorporation, 758,539 shares of Common Stock of the Company were rendered for redemption in October 2023.

Results of Operations

Our entire activity since inception up to March 31, 2024 was in connection with our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the year ended March 31, 2024, we generated a net income of $1,596,567, which consisted of interest income on the trust account of $2,934,879, business combination income of $125,000 as our previous potential target did not move forward with the merger and we were able to keep the merger deposit funds, offset by formation and operating costs of $717,167, franchise tax expense of $129,953 and income taxes provision of $616,192.

For the year ended March 31, 2023, we generated a net income of $145,511, which consisted of interest income on the trust account of $1,483,785, offset by formation and operating costs of $998,735, franchise tax expense of $38,043 and income taxes provision of $301,496.

Liquidity and Going Concern

As of March 31, 2024, we had $30,823 in cash in our operating account as compared to cash of $10,763 at March 31, 2023 and working deficit of $2,870,013 as compared to $877,045 at March 31, 2023. The change in liquidity is attributable to cash used in operating activities of $1,074,886 and cash used in financing activities of $6,486,801, and offset by cash provided by investing activities of $7,581,747.

For the year ended March 31, 2024, there was $1,074,886 of cash used in operating activities resulting from interest income earned on investment held in Trust Account amounting to $2,934,879, business combination income of $125,000, and increase in prepaid expenses of $8,250, and offset by net income of $1,596,567, non-cash deferred tax expense of $2,975, increase in accrued expenses of $287,945, increase in income tax payable of $105,456, and increase in franchise tax payable of $300.

For the year ended March 31, 2023, there was $857,494 of cash used in operating activities resulting from interest income earned on investment held in Trust Account amounting to $1,483,785, and increase in prepaid expenses of $50,000, offset by net income of $145,511, non-cash deferred tax expense of $48,070, increase in accrued expenses of $204,084, increase in due to related parties of $25,000, increase in income tax payable of $253,426 and increase in franchise tax payable of $200.

For the year ended March 31, 2024, there was $7,581,747 of cash provided by investing activities resulting from the withdrawal of an investment held in the Trust Account for payment to redeeming stockholders of $8,157,801, the withdrawal of an investment held in the Trust Account amounting to $698,946, offset by the purchase of investment held in Trust Account amounting to $1,275,000.

For the year ended March 31, 2023, there was $536,707 of cash used in investing activities resulting from the deposit of investment held in Trust Account amounting to $575,000, offset by withdrawal of an investment held in the Trust Account amounting to $38,293.

For the year ended March 31, 2024, there was $6,486,801 of cash used in financing activities resulting from the redemption of common stock of $8,157,801, offset by the proceeds from working capital and extension loans from our Sponsor amounting to $1,471,000 and the business combination deposit of $200,000.

For the year ended March 31, 2023, there was $445,000 of cash provided by financing activities resulting from the proceeds from working capital and extension loans from our Sponsor amounting to $320,000, offset by the business combination deposit of $125,000.

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

As of March 31, 2024 and 2023, we had $1,791,000 and $320,000, respectively, of borrowings under the working capital and extension loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans. In addition, if we are unable to complete a Business Combination within the Combination Period by June 21, 2024, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such condition raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Estimates

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The Company does not have any critical accounting estimates.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, due to our determination of the material weaknesses in our disclosure controls, as described above, management determined that we maintain an effective internal control over financial reporting as of March 31, 2024.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Eddie Ni	61	Director, Chief Executive Officer, Chief Financial Officer, and President
Ray Chen	59	Director
Jonathan McKeage	70	Independent Director
Pin Tai	70	Independent Director
Nan Sun	42	Independent Director

Below is a summary of the business experience of each of our executive officers and directors:

Eddie Ni. Mr. Ni has been our President and Chief Executive Officer since March 2021, and has been our Chief Financial Officer since January, 2024. He has more than 30 years of investment, business management and entrepreneurial experience. He has been the chairman and chief executive officer of Windfall Group since December 2009. Windfall Group, an Ohio corporation, has a large business portfolio involved in a variety of industries in U.S., including real estate, building supply, construction, and import/export of construction materials and home building structures such as granite and cabinet. Under the management of Windfall Group, Mr. Ni has raised, invested, and managed over hundred-million-dollar assets including commercial real estates across the Midwest to the south states of United States from the State of Ohio, Illinois to Georgia and South Carolina, and New York City and New Jersey. Mr. Ni was the chairman and chief executive officer of Direct Import Home Décor from November 2003 to November 2009. Prior to Windfall Group and Direct Import Home Décor, from May 1990 to October 2003, Mr. Ni was the founder and chief executive officer of Ni’s Dynasty focusing on investing and managing in the food and beverage industry. We believe that Mr. Ni is qualified to serve on our board of directors based on his expertise in business management and his transaction experience.

Ray Chen. Mr. Chen has been our director since March 2021. He has served as chief operating officer of Goldenbridge Acquisition Limited since August 2020. Mr. Chen served as director and chief operating officer of Wealthbridge Acquisition Limited, a special purpose acquisition company, from February 2018 until its business combination with Scienjoy Inc. in May 2020, and has served as the investor relation officer of Scienjoy since then. Mr. Chen served as chief executive officer at Fortissimo Film International Ltd., a privately-owned film development and production company from August 2016 to January 2018. From January 2013 to February 2016, Mr. Chen was chief executive officer of Beijing Galloping Horse Film & TV Production Co., Ltd. From January 2010 to March 2013, Mr. Chen was the head of sales in the Beijing Office of Star Jet Co., Ltd. Prior to his Star Jet experience, Mr. Chen was the executive board member and head of sales in Asia Jet Partners Limited, a privately-owned holding company specializing in general aviation and aircraft leasing. Mr. Chen joined Asia Jet after his service as chief executive officer at ABC International Inc., a business consulting company based in Cleveland, Ohio. Mr. Chen attended business and marketing courses at Cleveland State University from September 1991 to June 1995. We believe Mr. Chen is well-qualified to serve as a member of the board given his public company experience, including other similarly structured blank check companies, business leadership, operational experience and contacts.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of May 24, 2024 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of May 24, 2024, we had 6,837,711 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants or in connection with the rights, as the warrants and rights are not exercisable within 60 days of May 24, 2024.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Eddie Ni(2)	1,217,975	17.8
Ray Chen(3)	187,813	*
Jonathan McKeage	15,000	*
Pin Tai	15,000	*
Nan Sun	15,000	*
All directors and executive officers (five individuals) as a group	1,450,788	21.2

5% Stockholders
Goldenstone Capital, LLC	842,350	12.3
Mizuho Financial Group, Inc.(4)	483,898	7.1
First Trust Merger Arbitrage Fund(5)	428,536	6.3

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Goldenstone Acquisition Limited, 37-02 Prince Street; 2nd Floor, Flushing, NY 11354.
(2)	Consists of 842,350 shares owned by Goldenstone Capital, LLC, currently controlled by Eddie Ni, 200,000 shares owned by Goldenstone Holding, LLC and 175,625 shares included in private placement units purchased by Goldenstone Holding, LLC.
(3)	Ray Chen owns and controls such shares through Raymond Charles Holding, LLC.

(4)	Based on a Scheduled 13G filed with the SEC on February 13, 2024. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The address of the reporting person is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.
(5)	Based on a Scheduled 13G filed with the SEC on February 14, 2024, submitted jointly by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). FTCM is deemed the beneficial owner of any shares of the Company’s Common Stock held in certain client accounts. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Common Stock reported in the Schedule 13G. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any Common Stock of the Company for their own accounts. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended March 31, 2024 the firms, of Marcum Asia, the Company’s current independent registered public accounting firm, and previously Marcum LLP and Friedman, acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum Asia Marcum LLP, and Friedman for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are currently provided by Marcum Asia, and previously provided by Marcum LLP and Friedman, in connection with regulatory filings. The aggregate fees billed by Marcum Asia, Marcum LLP, and Friedman for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the fiscal years ended March 31, 2024 and 2023 totaled $98,880 and $66,000, respectively. This amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. There were no fees billed by Marcum Asia or Marcum LLP for consultations concerning financial accounting and reporting standards for the fiscal years ended March 31, 2024 and 2023 nor were any such services provided.

Tax Fees. There were no fees billed by Marcum Asia or Marcum LLP for tax planning and tax advice for the fiscal years ended March 31, 2024 and 2023 nor were any such services provided.

All Other Fees. There were no fees billed by Marcum Asia, or Marcum LLP for other services for the fiscal years ended March 31, 2024 and 2023 nor were any such services provided.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 16, 2022 by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated March 16, 2022)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 16, 2022)
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
4.5	Warrant Agreement, dated March 16, 2022 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 16, 2022 and filed with the Securities and Exchange Commission
4.6	Rights Agreement, dated March 16, 2022 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 16, 2022 and filed with the Securities and Exchange Commission
4.7	Description of Securities - Filed as exhibit 4.7 to Form 10-K on 6/29/2022
10.1	Letter Agreement, dated March 16, 2022, among the Registrant and its officers, directors and initial stockholders, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 16, 2022)
10.2	Investment Management Trust Agreement, dated March 16, 2022, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 16, 2022)
10.3	Stock Escrow Agreement, dated March 16, 2022, by and among the Company, its initial stockholders and Continental Stock Transfer & Trust Company as escrow agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 16, 2022)
10.4	Registration Rights Agreement, dated March 16, 2022, among the Registrant and certain security holders of the Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated March 16, 2022)
10.6	Administrative Support Agreement, dated March 16, 2022, by and between the Registrant and Bannix Management (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated March 16, 2022)
10.7	Unit Purchase Option, dated March 21, 2022 by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated March 16, 2022)
10.8	Joint Agreement to Terminate Merger Agreement, dated September 30, 2022, by and among Roxe Holding Inc, Goldenstone Acquisition Limited - Filed as exhibit 2.1 to Form 8-K on 10/5/2022
10.9	Merger Agreement, dated June 21, 2022 by and among Roxe Holding Inc, Goldenstone Acquisition Limited, Goldenstone Merger Sub, Inc. and Amazon Capital Inc. - Filed as exhibit 2.1 to Form 8-K on 6/27/2022
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENSTONE ACQUISITION LIMITED

Dated: June 3, 2024	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eddie Ni	Chairman and Chief Executive Officer	June 3, 2024
Eddie Ni	(Principal Executive Officer)

/s/ Ray Chen	Chief Financial Officer	June 3, 2024
Ray Chen	(Principal Accounting and Financial Officer)

/s/ Jonathan McKeage
Jonathan McKeage	Director	June 3, 2024

/s/ Pin Tai
Pin Tai	Director	June 3, 2024

/s/ Nan Sun
Nan Sun	Director	June 3, 2024

GOLDENSTONE ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Goldenstone Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Goldenstone Acquisition Limited (the “Company”) as of March 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before June 21, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to June 21, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond June 21, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2023.

New York, NY

June 3, 2024

Firm ID#: 5395

GOLDENSTONE ACQUISITION LIMITED

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2024	2023
ASSETS
Current assets:
Cash	$30,823	$10,763
Prepaid expenses	60,750	52,500
Total current assets	91,573	63,263

Dividend receivable	243,073	228,904
Cash and Investments held in Trust Account	55,495,253	60,156,291
TOTAL ASSETS	$55,829,899	$60,448,458

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$492,826	$204,882
Working capital and extension loans - related party	1,791,000	320,000
Due to related parties	25,000	25,000
Business combination deposits	200,000	125,000
Income tax payable	358,882	253,426
Franchise tax payable	12,300	12,000
Excise payable	81,578	-
Total current liabilities	2,961,586	940,308

Deferred tax liability	51,045	48,070
Deferred underwriting discounts and commissions	2,012,500	2,012,500
TOTAL LIABILITIES	5,025,131	3,000,878

Commitments and contingencies

Common stock subject to possible redemption, 4,991,461 and 5,750,000 shares at redemption value of $11.10 and $10.46 per share as of March 31, 2024 and 2023, respectively	55,426,618	59,544,769

Stockholders’ deficit:
Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,846,250 shares issued and outstanding as of March 31, 2024 and 2023	185	185
Additional paid-in capital	-	-
Accumulated deficit	(4,622,035)	(2,097,374)
Total stockholders’ deficit	(4,621,850)	(2,097,189)

TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT	$55,829,899	$60,448,458

The accompanying notes are an integral part of these consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	March 31, 2024	March 31, 2023

Formation and operating costs	$(717,167)	$(998,735)
Franchise tax expenses	(129,953)	(38,043)
Loss from operations	(847,120)	(1,036,778)

Other income:
Income from business combination deposits forfeited by the former target company	125,000	-
Interest earned on investment held in Trust Account	2,934,879	1,483,785

Income before income taxes	2,212,759	447,007

Income taxes provision	(616,192)	(301,496)

Net income	$1,596,567	$145,511

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	5,379,021	5,750,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.41	$0.50
Basic and diluted weighted average shares outstanding, common stock attributable to Goldenstone Acquisition Limited	1,846,250	1,846,250
Basic and diluted net loss per share, common stock attributable to Goldenstone Acquisition Limited	$(0.34)	$(1.47)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance - March 31, 2022	1,846,250	$185	$9,087,305	$(54,502)	$9,032,988
Accretion of initial measurement of common stock subject to redemption value	-	-	(9,087,305)	(1,006,114)	(10,093,419)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(1,182,269)	(1,182,269)
Net income	-	-	-	145,511	145,511
Balance - March 31, 2023	1,846,250	185	-	(2,097,374)	(2,097,189)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(4,039,650)	(4,039,650)
Excise tax payable attributable to redemption of common stock	-	-	-	(81,578)	(81,578)
Net income	-	-	-	1,596,567	1,596,567
Balance - March 31, 2024	1,846,250	$185	$-	$(4,622,035)	$(4,621,850)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	March 31, 2024	March 31, 2023

Cash Flows from Operating Activities:
Net income	$1,596,567	$145,511
Adjustments to reconcile net income to net cash used in operating activities:
Income from business combination deposits forfeited by the former target company	(125,000)
Interest earned on investment held in Trust Account	(2,934,879)	(1,483,785)
Deferred tax expense	2,975	48,070
Change in operating assets and liabilities:
Prepaid expenses	(8,250)	(50,000)
Accrued expenses	287,945	204,084
Due to related parties	-	25,000
Income tax payable	105,456	253,426
Franchise tax payable	300	200
Net Cash Used in Operating Activities	(1,074,886)	(857,494)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	8,157,801	-
Deposit of cash held in Trust Account	-	(575,000)
Purchase of investment held in Trust Account	(1,275,000)	-
Withdrawal of investment held in Trust Account	698,946	38,293
Net Cash Provided by (Used in) Investing Activities	7,581,747	(536,707)

Cash Flows from Financing Activities:
Redemption of common stock	(8,157,801)	-
Proceeds from working capital and extension loans from related party	1,471,000	320,000
Business combination deposits	200,000	125,000
Net Cash (Used in) Provided by Financing Activities	(6,486,801)	445,000

Net Change in Cash	20,060	(949,201)

Cash at beginning of year	10,763	959,964

Cash at end of year	$30,823	$10,763

Supplemental Cash Flow Information
Cash paid for income taxes	$506,854	$-
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Financing Activities
Excise tax payable attributable to redemption of common stock	$81,578	$-
Accretion of initial measurement of common stock subject to redemption value	$-	$10,093,419
Accretion of subsequent measurement of common stock subject to redemption value	$4,039,650	$1,182,269

The accompanying notes are an integral part of these consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 2, 2022, Goldenstone Merger Sub, Inc. (“Merger Sub”) was incorporated in the state of Delaware as a corporation and is wholly-owned by the Company. Merger Sub was formed in connection with the execution of a business combination agreement that was subsequently terminated. It has not conducted any activities and is inactive.

The Company has selected March 31 as its fiscal year end. As of March 31, 2024 and 2023, the Company had not commenced any operations. For the period from September 9, 2020 (inception) to March 31, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below) and to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Termination of the Merger Agreement with Roxe Holding Inc.

On June 21, 2022, the Company entered into a Merger Agreement (the “Agreement”) by and among Roxe Holding Inc., a Delaware corporation (the “Target”), the Company, Goldenstone Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and wholly-owned subsidiary of the Company incorporated on June 2, 2022, and Amazon Capital Inc., solely in its capacity as representative, agent and attorney-in-fact of the Target Securityholders (the “Securityholder Representative”), pursuant to which Merger Sub will merge with and into the Target (the “Merger”) with the Target as the surviving corporation of the merger and becoming a wholly-owned subsidiary of the Company. In connection with the Merger, the Company will change its name to “Roxe Holding Group Inc.” The Board of Directors of the Company (the “Board”) has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Company. Effective September 30, 2022, the Company and the Target entered into a Joint Agreement to Terminate Merger Agreement (the “Termination Agreement”). The termination was by mutual agreement of the Company and the Target pursuant to Section 10.1(c) of the Agreement and no termination fee or other payment is due to either party from the other as a result of the termination.

Business Combination Deposits

During the fiscal year ended March 31, 2023, the Company entered into a Letter of Intent (“LOI) Agreement with a party for a potential business combination and such party made an earnest money deposit of $125,000 to proceed with the Company for the potential business combination. Such deposit was intended to cover the business combination expenses of the Company for which the other party was responsible. As the other party did not comply with its performance obligations by providing its annual and interim financial statements required to be filed with the Company’s Registration Statements on or before the deadline set forth in the LOI, the LOI was terminated. As a result, the Company recognized a non-refundable deposit of $125,000 as other income for the year ended March 31, 2024.

During the fiscal year ended March 31, 2024, the Company entered into a subsequent nonbinding LOI for a potential business combination and such party made a non-refundable earnest money deposit of $200,000 (“Earnest Money”) to proceed with the Company for the potential business combination. Such deposit is intended to cover the business combination expenses of the Company for which such target is responsible. If the potential business combination fails to occur and the LOI or the LOI or any subsequent definitive agreements are terminated by either party due to reasons not attributable to the target, the Company will be required to return the Earnest Money to the target.

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

On September 21, 2023, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to nine (9) times (the “Third Extension”), each such extension for an additional one (1) month period (each an “Extension”), from September 21, 2023 to June 21, 2024 (such date actually extended being referred to as the “Extended Termination Date”). The Company’s stockholders also approved an amendment to the Investment Management Trust Agreement, dated March 16, 2022 by and between the Company and Continental Stock Transfer & Trust Company, to provide that the time for the Company to complete its initial business combination (the “Business Combination Period”) under the Trust Agreement from September 21, 2023 to June 21, 2024 (the “Trust Amendment”) provided that the Company deposits into the trust account established in connection with the Company’s initial public offering (the “Trust Account”) the sum of $100,000 for each one month extended. In addition, the Company’s stockholders approved an amendment (the “NTA Amendment”) to Article Sixth, Paragraph D of the Charter to modify the net tangible asset requirement (the “NTA Requirement”) to state that the Company will not consummate any business combination unless it (i) has net tangible assets of at least $5,000,001 upon consummation of such business combination, or (ii) is otherwise exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As a result, from September 2023 through May 2024, a total of nine deposits of $100,000 was made into to the trust account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the Third Extension, the new deadline for completion of an initial business combination is June 21, 2024, the ninth additional months of the Third Extension.

In connection with the votes to approve the Company’s Amended and Restated Certificate of Incorporation, 758,539 shares of Common Stock of the Company were rendered for redemption for an aggregate payment of approximately $8.2 million in October 2023.

Liquidity and Going Concern

As of March 31, 2024, the Company had $30,823 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering and working deficit of $2,870,013.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by June 21, 2024, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such condition raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s year ended March 31, 2024 income tax provision as there were redemptions by the public stockholders in October 2023; as a result, the Company recorded $81,578 excise tax liability as of March 31, 2024. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany transactions and balances are eliminated in consolidation.

A subsidiary is an entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

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

Use of Estimates

In preparing this consolidated financial statement in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported expenses during the reporting period.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and 2023.

Investments held in Trust Account

As of March 31, 2024 and 2023, $55,495,253 and $60,156,291, respectively, of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as trading securities in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

As discussed in Note 1, in connection with the votes to approve the Company’s Amended and Restated Certificate of Incorporation, 758,539 shares of Common Stock of the Company were rendered for redemption resulting in $8,157,801 paid from the Trust Account to redeeming stockholders. As a result of the redemption, as of March 31, 2024 and 2023, the Company has 4,991,461 and 5,750,000 shares, respectively, of common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet that are subject to redemption. See Note 4 for further details.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Federal tax returns filed in fiscal years ended March 31, 2022 through 2024 are remain subject to examination by any applicable tax authorities.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the years ended March 31, 2024 and 2023, the Company has not considered the effect of a) the Public and Private Warrants sold in the Initial Public Offering to purchase an aggregate of 6,101,250 shares, b) the Public and Private Rights that will automatically convert into an aggregate of 610,125 shares upon consummation of its initial Business Combination, and c) the Unit Purchase Option (“UPO”) to purchase up to 270,250 Units, which include option to purchase 270,250 shares, option to purchase an aggregate of 270,250 shares from the exercise of warrants, and 27,025 shares automatically converted from the 270,250 rights upon consummation of its initial Business Combination, in the calculation of diluted net income (loss) per share, since the exercise of the Public and Private Warrants, the effect of the Public and Private Rights, and the exercise of the UPO are contingent upon the occurrence of future events and the inclusion of these financial securities would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended March 31, 2024	For the Year Ended March 31, 2023
Net income	$1,596,567	$145,511
Accretion of redeemable common stock to redemption value	(4,039,650)	(11,275,688)
Net loss including accretion of redeemable common stock to redemption value	$(2,443,083)	$(11,130,177)

	For the Year Ended		For the Year Ended
	March 31, 2024		March 31, 2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(1,818,810)	$(624,273)	$(8,425,015)	$(2,705,162)
Accretion of initial and subsequent measurement of common stock subject to redemption value	4,039,650	-	11,275,688	-
Allocation of net income (loss)	$2,220,840	$(624,273)	$2,850,673	$(2,705,162)
Denominators:
Weighted-average shares outstanding	5,379,021	1,846,250	5,750,000	1,846,250
Basic and diluted net income (loss) per share	$0.41	$(0.34)	$0.50	$(1.47)

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — CASH AND INVESTMENTS HELD IN TRUST ACCOUNT

As of March 31, 2024 and 2023, assets held in the Trust Account were comprised of $55,495,253 and $60,156,291, respectively, in cash and money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	March 31, 2023
Assets:
Trust Account - Cash	1	$-	$575,000
Trust Account - U.S. Treasury Securities Money Market Fund	1	55,495,253	59,581,291
Total		$55,495,253	$60,156,291

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

As of March 31, 2024 and 2023, the common stock reflected on the balance sheet is reconciled in the following table:

Common stock subject to possible redemption, March 31, 2022	$48,269,081
Plus:
Accretion of carrying value to redemption value	11,275,688
Common stock subject to possible redemption, March 31, 2023	59,544,769
Redemption of common stock	(8,157,801)
Plus:
Accretion of carrying value to redemption value	4,039,650
Common stock subject to possible redemption, March 31, 2024	$55,426,618

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 351,250 units (the “Private Units”) to the Sponsor, Ray Chen, our former Chief Financial Officer, and Yongsheng Liu, our former Chief Operating Officer, each through their respective affiliated entities. Each Private Unit consists of one share of common stock, one warrant (“Private Warrant”) and one right (each, a “Private Right”). Each Private Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share. Each Private Right entitles the holder to receive one-tenth of one share of common stock at the closing of a Business Combination. The Private Units were sold at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,512,500. The Private Units are identical to the Public Units sold in the Initial Public Offering, except that the holders of the Private Units have agreed not to transfer, assign or sell any of the Private Units and the underlying securities (except to certain permitted transferees) until the completion of the Company’s initial Business Combination.

NOTE 6 — RELATED PARTY TRANSACTIONS

Insider Shares

On March 23, 2021, the Company issued 1,437,500 shares of the Company’s common stock (the “Insider Shares”), for an aggregate purchase price of $25,874, or approximately $0.018 per share.

As of March 31, 2024 and 2023, there were 1,437,500 Insider Shares issued and outstanding.

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

As of March 31, 2024 and 2023, the Company had $1,791,000 and $320,000, respectively, of borrowings under the working capital and extension loans.

Administrative Services Agreement and Service Fees

The Company is obligated, commencing from the closing of the Initial Public Offering and for 12 months, to pay the sponsor’s affiliate and officers of the Company, a monthly fee of $25,000 for general and administrative services including office space, utilities, secretarial support and officers’ services to the Company. The Administrative Services Agreement and the service fees to be paid to the officers will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public stockholders. For the years ended March 31, 2024 and 2023, the Company has recognized $0 and $300,000, respectively, of administrative service fee, which is included in formation and operating costs on the statement of operations.

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

NOTE 7 — COMMITMENTS & CONTINGENCIES

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 8 — STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

The Company is authorized to issue up to 15,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2024 and 2023, there were 1,846,250 shares of common stock issued and outstanding, respectively.

Rights

As of March 31, 2024 and 2023, there were 5,750,000 Public Rights and 351,250 Private Rights outstanding.  Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of its initial Business Combination. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company accounted for the 5,750,000 rights issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the rights as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the rights is approximately $4.4 million, or $0.76 per Unit, using the Black-Scholes Option Pricing Model. The fair value of the rights is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 0.75%, (3) expected life of 1 year, (4) exercise price of $0.00 and (5) stock price of $9.03.

Warrants

As of March 31, 2024 and 2023, there were 5,750,000 Public Warrants and 351,250 Private Warrants outstanding.  Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the Initial Public Offering. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

NOTE 9 — INCOME TAXES

The Company’s taxable income primarily consists of dividend earned on investments held in the Trust Account.

The income tax provision (benefit) consists of the following:

	For the Year Ended	For the Year Ended
	March 31, 2024	March 31, 2023
Current
Federal	$613,217	$253,426
State	—	—
Deferred
Federal	2,975	48,070
State	—	—
Income tax provision	$616,192	$301,496

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended	For the Year Ended
	March 31, 2024	March 31, 2023
U.S. statutory rate	21.0%	21.0%
Change in valuation allowance	6.8%	46.4%
Effective tax rate	27.8%	$67.4%

The Company’s net deferred tax assets were as follows as of:

	March 31, 2024	March 31, 2023
Deferred tax assets:
Start-up/organization costs	$371,785	$221,180
Deferred tax liability:
Accrued dividend income	(51,045)	(48,070)
Total deferred tax assets	320,740	173,110
Valuation allowance	(371,785)	(221,180)
Deferred tax liability, net	$(51,045)	$(48,070)

As of March 31, 2024 and 2023, the Company had $1,770,404 and $1,053,237 of U.S. federal and state gross deferred tax assets on start-up/organization costs carryovers available to offset future taxable income over the period of 180 months upon the consummation of the Business Combination. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance of $371,785 and $221,180 as of March 31, 2024 and 2023, respectively. The valuation allowance increased by $150,605 from March 31, 2023 to March 31, 2024.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through June 3, 2024 when these consolidated financial statements were issued. Based on this review, except as disclosed below, the Company did not identify any other subsequent events that would require adjustment or disclosure in the consolidated financial statements.

On April 21, 2024, the Company issued an unsecured promissory note in the principal amount of $100,000 to the Sponsor. The proceeds of the promissory note were deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from April 21, 2024 to May 21, 2024.

On May 21, 2024, the Company issued an unsecured promissory note in the principal amount of $100,000 to the Sponsor. The proceeds of the promissory note were deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from May 21, 2024 to June 21, 2024.