Form 10-Q
period 2024-09-30
Goldenstone Acquisition Ltd.
filed 2024-11-14
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 14, 2024, 3,442,121 shares of Common Stock were issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1
Item 1.	Unaudited Condensed Consolidated Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and March 31, 2024	1
	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2024 and September 30, 2023	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and six months ended September 30, 2024 and September 30, 2023	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2024 and September 30, 2023	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION	29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

SIGNATURES		30

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Financial Statements

GOLDENSTONE ACQUISITION LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2024	2024
ASSETS
Current assets:
Cash	$5,040	$30,823
Prepaid expenses	104,706	60,750
Total current assets	109,746	91,573

Dividend receivable	74,754	243,073
Cash and Investments held in Trust Account	18,213,005	55,495,253
TOTAL ASSETS	$18,397,505	$55,829,899

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$681,655	$492,826
Working capital and extension loans - related party	2,501,000	1,791,000
Due to related parties	25,000	25,000
Business combination deposits	200,000	200,000
Income tax payable	-	358,882
Franchise tax payable	38,432	12,300
Excise payable	462,021	81,578
Total current liabilities	3,908,108	2,961,586

Deferred tax liability	15,698	51,045
Deferred underwriting discounts and commissions	2,012,500	2,012,500
TOTAL LIABILITIES	5,936,306	5,025,131

Commitments and contingencies

Common stock subject to possible redemption, 1,595,871 and 4,991,461 shares at redemption value of $11.59 and $11.10 per share as of September 30, 2024 and March 31, 2024, respectively	18,498,126	55,426,618

Stockholders’ deficit:
Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,846,250 shares issued and outstanding as of September 30, 2024 and March 31, 2024	185	185
Additional paid-in capital	-	-
Accumulated deficit	(6,037,112)	(4,622,035)
Total stockholders’ deficit	(6,036,927)	(4,621,850)

TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT	$18,397,505	$55,829,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Formation and operating costs	$(113,854)	$(355,758)	$(629,217)	$(617,880)
Franchise tax expenses	(13,832)	(12,500)	(26,132)	(24,900)
Loss from operations	(127,686)	(368,258)	(655,349)	(642,780)

Other income:
Interest earned on investment held in Trust Account	232,158	529,824	925,418	1,240,083

Income before income taxes	104,472	161,566	270,069	597,303

Income taxes provision	(45,848)	(108,639)	(188,850)	(255,189)

Net income	$58,624	$52,927	$81,219	$342,114

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,595,871	5,750,000	3,098,837	5,750,000
Basic and diluted net income per share, common stock subject to possible redemption	$0.13	$0.03	$0.15	$0.14
Basic and diluted weighted average shares outstanding, common stock attributable to Goldenstone Acquisition Limited	1,846,250	1,846,250	1,846,250	1,846,250
Basic and diluted net loss per share, common stock attributable to Goldenstone Acquisition Limited	$(0.08)	$(0.06)	$(0.21)	$(0.25)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three and Six Months Ended September 30, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2024	1,846,250	$185	$-	$(4,622,035)	$(4,621,850)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(785,092)	(785,092)
Excise tax payable attributable to redemption of common stock	-	-	-	(380,443)	(380,443)
Net income	-	-	-	22,595	22,595
Balance - June 30, 2024	1,846,250	185	-	(5,764,975)	(5,764,790)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(330,761)	(330,761)
Net income	-	-	-	58,624	58,624
Balance - September 30, 2024	1,846,250	$185	$-	$(6,037,112)	$(6,036,927)

	For the Three and Six Months Ended September 30, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2023	1,846,250	$185	$-	$(2,097,374)	$(2,097,189)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(1,701,309)	(1,701,309)
Net income	-	-	-	289,187	289,187
Balance - June 30, 2023	1,846,250	185	-	(3,509,496)	(3,509,311)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(508,685)	(508,685)
Net income	-	-	-	52,927	52,927
Balance - September 30, 2023	1,846,250	$185	$-	$(3,965,254)	$(3,965,069)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	September 30, 2024	September 30, 2023

Cash Flows from Operating Activities:
Net income	$81,219	$342,114
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(925,418)	(1,240,083)
Deferred tax benefit	(35,347)	(48,070)
Change in operating assets and liabilities:
Prepaid expenses	(43,956)	32,500
Accrued expenses	188,828	286,128
Due to related parties	-	110,000
Income tax payable	(358,882)	(76,881)
Franchise tax payable	26,132	1,204
Net Cash Used in Operating Activities	(1,067,424)	(593,088)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	38,044,345	-
Purchase of investment held in Trust Account	(400,000)	(675,000)
Withdrawal of investment held in Trust Account	731,641	506,854
Net Cash Provided by (Used in) Investing Activities	38,375,986	(168,146)

Cash Flows from Financing Activities:
Redemption of common stock	(38,044,345)	-
Proceeds from working capital and extension loans from related party	840,000	760,000
Repayments of working capital loans from related party	(130,000)	-
Net Cash (Used in) Provided by Financing Activities	(37,334,345)	760,000

Net Change in Cash	(25,783)	(1,234)

Cash at beginning of period	30,823	10,763

Cash at end of period	$5,040	$9,529

Supplemental Cash Flow Information
Cash paid for income taxes	$665,035	$380,140
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Financing Activities
Excise tax payable attributable to redemption of common stock	$380,443	$-
Accretion of subsequent measurement of common stock subject to redemption value	$1,115,853	$2,209,994

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

The Company has selected March 31 as its fiscal year end. As of September 30, 2024 and March 31, 2024, the Company had not commenced any operations. For the period from September 9, 2020 (inception) to September 30, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below) and to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On June 18, 2024, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended on September 21, 2023, to extend the date by which the Company has to consummate a business combination up to twelve (12) times (the “Fourth Extension”), each such extension for an additional one (1) month period, from June 21, 2024 to June 21, 2025. In connection with the stockholders’ vote at the Annual Meeting, 3,395,590 shares of common stock were tendered for redemption. As a result, approximately $38,030,691 (approximately $11.20 per share) has been removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. On June 18, 2024, the Company filed a second amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Charter Amendment”), to extend the date to consummate a business combination until June 21, 2025, as approved by the Company’s stockholders at the Annual Meeting. Pursuant to the Fourth Extension, the Company has deposited a total of five of $50,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by two months to November 21, 2024.

In connection with the votes to approve the Company’s Amended and Restated Certificate of Incorporation, 3,395,590 shares of Common Stock of the Company were rendered for redemption for an aggregate payment of approximately $38.0 million in June 2024.

Liquidity and Going Concern

As of September 30, 2024, the Company had $5,040 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering and working deficit of $3,798,362.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by November 21, 2024, if not further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such condition raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s three and six months ended September 30, 2024 and for the year ended March 31, 2024 income tax provision as there were redemptions by the public stockholders in June 2024 and October 2023; as a result, the Company recorded $462,021 and $81,578 excise tax liability as of September 30, 2024 and March 31, 2024, respectively. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and March 31, 2024.

Investments held in Trust Account

As of September 30, 2024 and March 31, 2024, $18,213,005 and $55,495,253, respectively, of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

As discussed in Note 1, in connection with the votes to approve the Company’s Amended and Restated Certificate of Incorporation, 3,395,590 shares and 758,539 of Common Stock of the Company were rendered for redemption resulting in $38,030,691 and $8,157,801 paid from the Trust Account to redeeming stockholders in June 2024 and October 2023, respectively. In June 2024, the Company distributed additional $13,653 from the Trust Account in connection with the 758,539 of Common Stock of the Company that were rendered for redemption in October 2023. As a result of the redemption, as of September 30, 2024 and March 31, 2024, the Company has 1,595,871 and 4,991,461 shares, respectively, of common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet that are subject to redemption. See Note 4 for further details.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three and six months ended September 30, 2024 and March 31, 2024, the Company has not considered the effect of a) the Public and Private Warrants sold in the Initial Public Offering to purchase an aggregate of 6,101,250 shares, b) the Public and Private Rights that will automatically convert into an aggregate of 610,125 shares upon consummation of its initial Business Combination, and c) the Unit Purchase Option (“UPO”) to purchase up to 270,250 Units, which include option to purchase 270,250 shares, option to purchase an aggregate of 270,250 shares from the exercise of warrants, and 27,025 shares automatically converted from the 270,250 rights upon consummation of its initial Business Combination, in the calculation of diluted net income (loss) per share, since the exercise of the Public and Private Warrants, the effect of the Public and Private Rights, and the exercise of the UPO are contingent upon the occurrence of future events and the inclusion of these financial securities would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Six Months Ended September 30, 2024	For the Six Months Ended September 30, 2023
Net income	$58,624	$52,927	$81,219	$342,114
Accretion of redeemable common stock to redemption value	(330,761)	(508,685)	(1,115,853)	(2,209,994)
Net loss including accretion of redeemable common stock to redemption value	$(272,137)	$(455,758)	$(1,034,634)	$(1,867,880)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2024		September 30, 2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(126,171)	$(145,966)	$(344,987)	$(110,771)
Accretion of initial and subsequent measurement of common stock subject to redemption value	330,761	-	508,685	-
Allocation of net income (loss)	$204,590	$(145,966)	$163,698	$(110,771)
Denominators:
Weighted-average shares outstanding	1,595,871	1,846,250	5,750,000	1,846,250
Basic and diluted net income (loss) per share	$0.13	$(0.08)	$0.03	$(0.06)

	For the Six Months Ended		For the Six Months Ended
	September 30, 2024		September 30, 2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(648,353)	$(386,281)	$(1,413,896)	$(453,984)
Accretion of initial and subsequent measurement of common stock subject to redemption value	1,115,853	-	2,209,994	-
Allocation of net income (loss)	$467,500	$(386,281)	$796,098	$(453,984)
Denominators:
Weighted-average shares outstanding	3,098,837	1,846,250	5,750,000	1,846,250
Basic and diluted net income (loss) per share	$0.15	$(0.21)	$0.14	$(0.25)

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

NOTE 3 — CASH AND INVESTMENTS HELD IN TRUST ACCOUNT

As of September 30, 2024 and March 31, 2024, assets held in the Trust Account were comprised of $18,213,005 and $55,495,253, respectively, in cash and money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and March 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2024	March 31, 2024
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$18,213,005	$55,495,253

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

As of September 30, 2024 and March 31,2024, the common stock reflected on the balance sheet is reconciled in the following table:

Common stock subject to possible redemption, March 31, 2023	$59,544,769
Redemption of common stock	(8,157,801)
Plus:
Accretion of carrying value to redemption value	4,039,650
Common stock subject to possible redemption, March 31, 2024	55,426,618
Redemption of common stock	(38,044,345)
Plus:
Accretion of carrying value to redemption value	1,115,853
Common stock subject to possible redemption, September 30, 2024	$18,498,126

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

As of September 30, 2024 and March 31, 2024, there were 1,437,500 Insider Shares issued and outstanding.

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

As of September 30, 2024 and March 31, 2024, the Company had $2,501,000 and $1,791,000, respectively, of borrowings under the working capital and extension loans.

Administrative Services Agreement and Service Fees

The Company is obligated, commencing from the closing of the Initial Public Offering and for 12 months, to pay the sponsor’s affiliate and officers of the Company, a monthly fee of $25,000 for general and administrative services including office space, utilities, secretarial support and officers’ services to the Company. The Administrative Services Agreement and the service fees to be paid to the officers will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public stockholders. Such administrative services agreement and services fees was ended on March 31, 2023. As of September 30, 2024 and March 31, 2024, the balance due to the officers of the Company for general and administrative services amounted to $25,000 and $25,000, respectively.

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

NOTE 8 — STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

The Company is authorized to issue up to 15,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2024 and March 31, 2024, there were 1,846,250 shares of common stock issued and outstanding, respectively.

Rights

As of September 30, 2024 and March 31, 2024, there were 5,750,000 Public Rights and 351,250 Private Rights outstanding.  Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of its initial Business Combination. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company accounted for the 5,750,000 rights issued with the IPO as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”. The Company accounted for the rights as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the rights is approximately $4.4 million, or $0.76 per Unit, using the Black-Scholes Option Pricing Model. The fair value of the rights is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 0.75%, (3) expected life of 1 year, (4) exercise price of $0.00 and (5) stock price of $9.03.

Warrants

As of September 30, 2024 and March 31, 2024, there were 5,750,000 Public Warrants and 351,250 Private Warrants outstanding.  Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the Initial Public Offering. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

NOTE 9 — INCOME TAXES

The Company’s taxable income primarily consists of dividend earned on investments held in the Trust Account.

The income tax provision (benefit) consists of the following:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Current
Federal	$74,445	$160,892	$224,197	$303,258
State	—	—	—	—
Deferred
Federal	(28,597)	(52,253)	(35,347)	(48,069)
State	—	—	—	—
Income tax provision	$45,848	$108,639	$188,850	$255,189

The Company’s effective tax rate was 43.9% and 67.2% for the three months ended September 30, 2024 and 2023, respectively. The Company’s effective tax rate was 69.9% and 42.7% for the six months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets.

The Company’s net deferred tax assets were as follows as of:

	September 30, 2024	March 31, 2024
Deferred tax assets:
Start-up/organization costs	$503,920	$371,785
Deferred tax liability:
Accrued dividend income	(15,698)	(51,045)
Total deferred tax assets	488,222	320,740
Valuation allowance	(503,920)	(371,785)
Deferred tax liability, net	$(15,698)	$(51,045)

As of September 30, 2024 and March 31, 2024, the Company had $2,399,621 and $1,770,404 of U.S. federal and state gross deferred tax assets on start-up/organization costs carryovers available to offset future taxable income over the period of 180 months upon the consummation of the Business Combination. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance of $503,920 and $371,785 as of September 30, 2024 and March 31, 2024, respectively. The valuation allowance increased by $132,135 from March 31, 2024 to September 30, 2024.

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

On October 21, 2024, the Company issued an unsecured promissory note in the principal amount of $50,000 to the Sponsor. The proceeds of the promissory note were deposited into the Company’s Trust Account for the public shareholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from October 21, 2024 to November 21, 2024.

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

On June 18, 2024, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended on September 21, 2023, to extend the date by which the Company has to consummate a business combination up to twelve (12) times (the “Fourth Extension”), each such extension for an additional one (1) month period, from June 21, 2024 to June 21, 2025. In connection with the stockholders’ vote at the Annual Meeting, 3,395,590 shares of common stock were tendered for redemption. As a result, approximately $38,030,691 (approximately $11.20 per share) has been removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. On June 18, 2024, the Company filed a second amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Charter Amendment”), to extend the date to consummate a business combination until June 21, 2025, as approved by the Company’s stockholders at the Annual Meeting. Pursuant to the Fourth Extension, the Company has deposited a total of five of $50,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by five months to November 21, 2024

In connection with the votes to approve the Company’s Amended and Restated Certificate of Incorporation, 3,395,590 shares of Common Stock of the Company were rendered for redemption for an aggregate payment of approximately $38.0 million in June 2024.

Results of Operations

Our entire activity since inception up to September 30, 2024 was in connection with our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.

For the three months ended September 30, 2024, we generated a net income of $58,624, which consisted of interest income on the trust account of $232,158, offset by formation and operating costs of $113,854, franchise tax expense of $13,832 and income taxes provision of $45,848.

For the three months ended September 30, 2023, we generated a net income of $52,927, which consisted of interest income on the trust account of $529,824, offset by formation and operating costs of $355,758, franchise tax expense of $12,500 and income taxes provision of $108,639.

For the six months ended September 30, 2024, we generated a net income of $81,219, which consisted of interest income on the trust account of $925,418, offset by formation and operating costs of $629,217, franchise tax expense of $26,132 and income taxes provision of $188,850.

For the six months ended September 30, 2023, we generated a net income of $342,114, which consisted of interest income on the trust account of $1,240,083, offset by formation and operating costs of $617,880, franchise tax expense of $24,900 and income taxes provision of $255,189.

Liquidity and Going Concern

As of September 30, 2024, we had $5,040 in cash in our operating account as compared to cash of $30,823 at March 31, 2024 and working deficit of $3,798,362 as compared to $2,870,013 at March 31, 2024. The change in liquidity is attributable to cash used in operating activities of $1,067,424 and cash used in financing activities of $37,334,345, and offset by cash provided by investing activities of $38,375,986.

For the six months ended September 30, 2024, there was $1,067,424 of cash used in operating activities resulting from interest income earned on investment held in Trust Account amounting to $925,418, and non-cash deferred tax benefit of $35,347, increase in prepaid expenses of $43,956, decrease in income tax payable of $358,882, and offset by net income of $81,219, increase in accrued expenses of $188,828, and increase in franchise tax payable of $26,132.

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

For the year six months September 30, 2024, there was $38,375,986 of cash provided by investing activities resulting from the withdrawal of an investment held in the Trust Account for payment to redeeming stockholders of $38,044,345, the withdrawal of an investment held in the Trust Account amounting to $731,641, offset by the purchase of investment held in Trust Account amounting to $400,000.

For the six months ended September 30, 2023, there was $168,146 of cash used in investing activities resulting from the purchase of investment held in Trust Account amounting to $675,000, offset by withdrawal of an investment held in the Trust Account amounting to $506,854.

For the six months ended September 30, 2024, there was $37,334,345 of cash used in financing activities resulting from the redemption of common stock of $38,044,345 and repayments of working capital loans from our Sponsor amounting to $130,000, offset by the proceeds from working capital and extension loans from our Sponsor amounting to $840,000.

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

As of September 30, 2024 and March 31, 2024, we had $2,501,000 and $1,791,000, respectively, of borrowings under the working capital and extension loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans. In addition, if we are unable to complete a Business Combination within the Combination Period by November 21, 2025, if not further extended, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such condition raise substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

Dated: November 14, 2024	GOLDENSTONE ACQUISITION LIMITED

	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)