Form 10-Q
period 2024-12-31
Goldenstone Acquisition Ltd.
filed 2025-02-14
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 14, 2025, 3,442,121 shares of Common Stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Financial Statements

GOLDENSTONE ACQUISITION LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2024	2024
ASSETS
Current assets:
Cash	$8,434	$30,823
Prepaid expenses	2,500	60,750
Prepaid income taxes	192,613	-
Total current assets	203,547	91,573

Dividend receivable	69,021	243,073
Cash and Investments held in Trust Account	18,473,627	55,495,253
TOTAL ASSETS	$18,746,195	$55,829,899

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$744,146	$492,826
Working capital and extension loans - related party	2,756,000	1,791,000
Due to related parties	25,000	25,000
Business combination deposits	200,000	200,000
Income tax payable	-	358,882
Franchise tax payable	52,595	12,300
Excise tax payable	462,021	81,578
Total current liabilities	4,239,762	2,961,586

Deferred tax liability	14,494	51,045
Deferred underwriting discounts and commissions	2,012,500	2,012,500
TOTAL LIABILITIES	6,266,756	5,025,131

Commitments and contingencies

Common stock subject to possible redemption, 1,595,871 and 4,991,461 shares at redemption value of $11.78 and $11.10 per share as of December 31, 2024 and March 31, 2024, respectively	18,806,228	55,426,618

Stockholders’ deficit:
Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,846,250 shares issued and outstanding as of December 31, 2024 and March 31, 2024	185	185
Additional paid-in capital	-	-
Accumulated deficit	(6,326,974)	(4,622,035)
Total stockholders’ deficit	(6,326,789)	(4,621,850)

TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT	$18,746,195	$55,829,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Formation and operating costs	$(136,809)	$(205,304)	$(766,026)	$(823,184)
Franchise tax expenses	(15,353)	(11,500)	(41,485)	(36,400)
Loss from operations	(152,162)	(216,804)	(807,511)	(859,584)

Other income:
Interest earned on investment held in Trust Account	211,618	983,627	1,137,036	2,223,710
Income before income taxes	59,456	766,823	329,525	1,364,126
Income taxes provision	(41,216)	(204,147)	(230,066)	(459,336)

Net income	$18,240	$562,676	$99,459	$904,790

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,595,871	5,024,441	2,596,027	5,507,268
Basic and diluted net income per share, common stock subject to possible redemption	$0.11	$0.14	$0.25	$0.27
Basic and diluted weighted average shares outstanding, common stock attributable to Goldenstone Acquisition Limited	1,846,250	1,846,250	1,846,250	1,846,250
Basic and diluted net loss per share, common stock attributable to Goldenstone Acquisition Limited	$(0.08)	$(0.07)	$(0.30)	$(0.32)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Nine Months Ended December 31, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2024	1,846,250	$185	$-	$(4,622,035)	$(4,621,850)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(785,092)	(785,092)
Excise tax payable attributable to redemption of common stock	-	-	-	(380,443)	(380,443)
Net income	-	-	-	22,595	22,595
Balance - June 30, 2024	1,846,250	185	-	(5,764,975)	(5,764,790)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(330,761)	(330,761)
Net income	-	-	-	58,624	58,624
Balance - September 30, 2024	1,846,250	185	-	(6,037,112)	(6,036,927)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(308,102)	(308,102)
Net income	-	-	-	18,240	18,240
Balance - December 31, 2024	1,846,250	$185	$-	$(6,326,974)	$(6,326,789)

	For the Nine Months Ended December 31, 2023
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2023	1,846,250	$185	$-	$(2,097,374)	$(2,097,189)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(1,701,309)	(1,701,309)
Net income	-	-	-	289,187	289,187
Balance - June 30, 2023	1,846,250	185	-	(3,509,496)	(3,509,311)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(508,685)	(508,685)
Net income	-	-	-	52,927	52,927
Balance - September 30, 2023	1,846,250	185	-	(3,965,254)	(3,965,069)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(1,067,981)	(1,067,981)
Excise tax payable attributable to redemption of common stock	-	-	-	(81,578)	(81,578)
Net income	-	-	-	562,676	562,676
Balance - December 31, 2023	1,846,250	$185	$-	$(4,552,137)	$(4,551,952)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	December 31, 2024	December 31, 2023

Cash Flows from Operating Activities:
Net income	$99,459	$904,790
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,137,036)	(2,223,710)
Deferred tax (benefit) provision	(36,551)	2,704
Change in operating assets and liabilities:
Prepaid expenses	58,250	52,500
Prepaid income taxes	(192,613)	-
Accrued expenses	251,320	374,681
Due to related parties	-	155,000
Income tax payable	(358,882)	13,135
Franchise tax payable	40,295	5,145
Net Cash Used in Operating Activities	(1,275,758)	(715,755)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	38,044,345	8,157,801
Purchase of investment held in Trust Account	(550,000)	(975,000)
Withdrawal of investment held in Trust Account to pay taxes	838,369	538,109
Net Cash Provided by Investing Activities	38,332,714	7,720,910

Cash Flows from Financing Activities:
Redemption of common stock	(38,044,345)	(8,157,801)
Proceeds from working capital and extension loans from related party	1,195,000	1,148,000
Repayments of working capital loans from related party	(230,000)	-
Net Cash Used in Financing Activities	(37,079,345)	(7,009,801)

Net Change in Cash	(22,389)	(4,646)

Cash at beginning of period	30,823	10,763

Cash at end of period	$8,434	$6,117

Supplemental Cash Flow Information
Cash paid for income taxes	$818,112	$443,497

Supplemental Disclosure of Non-cash Financing Activities
Excise tax payable attributable to redemption of common stock	$380,443	$81,578
Accretion of subsequent measurement of common stock subject to redemption value	$1,423,955	$3,277,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

On June 20, 2024, Pacifica Acquisition Corp (“Merger Sub 2”) was incorporated in the state of Delaware as a corporation and is wholly-owned by the Company. Merger Sub 2 was formed in connection with the execution of the June 26, 2024 Business Combination Agreement described below. It has not conducted any activities and is inactive.

The Company has selected March 31 as its fiscal year end. As of December 31, 2024 and March 31, 2024, the Company had not commenced any operations. For the period from September 9, 2020 (inception) to December 31, 2024, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below) and to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of 351,250 units (the “Private Units”) to the Sponsor as defined below, Ray Chen, our former Chief Financial Officer, and Yongsheng Liu, our former Chief Operating Officer, each through their respective affiliated entities. Each Private Unit consists of one share of common stock, one warrant (“Private Warrant”) and one right (each, a “Private Right”). Each Private Warrant entitles the holder to purchase one-half of one share of common stock at an exercise price of $11.50 per whole share. Each Private Right entitles the holder to receive one-tenth of one share of common stock at the closing of a Business Combination. The Private Units were sold at a purchase price of $10.00 per Private Unit, generating gross proceeds to the Company of $3,512,500. The Private Units are identical to the Public Units sold in the Initial Public Offering, except that the holders of the Private Units have agreed not to transfer, assign or sell any of the Private Units and the underlying securities (except to certain permitted transferees) until the completion of the Company’s initial Business Combination.

The Company also issued 57,500 shares of Common Stock (the “Representative Shares”) to Maxim Group LLC and/or its designees (“Maxim”) as part of representative compensation. The representative shares are identical to the Common Stock sold as part of the Public Units, except that Maxim Group LLC has agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. In addition, Maxim Group LLC has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete its initial Business Combination within 12 months (or up to 21 months if the Company extends the period of time to consummate a Business Combination) from the effective date of its registration statement. The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the offering pursuant to Rule 5110(e)(1) of FINRA’s Rules. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated nor may they be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of this offering except to any underwriter and selected dealer participating in the offering and their officers or partners, registered persons or affiliates. The Company used a Black-Scholes option-pricing Model that values the Representative Shares granted to Maxim Group LLC and/or its designees. The key inputs into the Binomial model were (i) risk- free interest rate of 0.75%, (ii) volatility of 12.96%, (iii) expected life of 1 year, and (iv) 85% probability of business combination. According to the Black-Scholes option-pricing model, the fair value of the 57,500 Representative Shares was approximately $441,025 or $7.67 per share, and were recorded as offering costs during the three months ended March 31, 2022.

The Company also sold to Maxim, for $100, a Unit Purchase Option (“UPO”) to purchase 270,250 Units exercisable at $11.00 per Unit, for an aggregate exercise price of $2,972,750, commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The UPO may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of the $100 cash payment and the fair value of $208,093, or $7.67 per Unit, as a cost of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The fair value of the UPO granted to Maxim was estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 1.61%, (3) expected life of 5 years and (4) 85% probability of successful combination.

Transaction costs amounted to $4,331,021, consisting of $1,150,000 of underwriting discounts and commissions, $2,012,500 of deferred underwriting discounts and commissions, $519,403 of other offering costs, $441,025 fair value of the 57,500 representative shares and $208,093 fair value of the UPO, and were considered as part of the transaction costs and were recognized during the three months ended March 31, 2022.

Following the closing of the Initial Public Offering and the issuance and the sale of Private Units on March 21, 2022, $58,362,500 ($10.15 per Public Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the sale of Private Units was placed in a trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, LLC as a trustee and invested in U.S. government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States government treasuries, so that we are not deemed to be an investment company under the Investment Company Act. The proceeds held in the Trust Account will not be released until the earlier of: (1) the completion of the Company’s initial Business Combination within the required time period and (2) its redemption of 100% of the outstanding public shares if the Company has not completed a Business Combination in the required time period. Therefore, unless and until the Company’s initial Business Combination is consummated, the proceeds held in the Trust Account will not be available for the Company’s use for any expenses related to the Initial Public Offering or expenses which the Company may incur related to the investigation and selection of a target business and the negotiation of an agreement in connection with its initial Business Combination.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the shareholders meeting on extension of the time to complete the Business Combination or upon the completion of an initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of its initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to certain limitations. The amount in the Trust Account was anticipated to be $10.15 per public share. The per-share amount the Company will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The common stock subject to redemption was initially being recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

For the nine months ended December 31, 2024 and 2023, the Company withdrew $838,369 and $538,109 to pay for income taxes and franchise taxes, respectively.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

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

The Company initially had until 12 months from the closing of the Initial Public Offering (until March 21, 2023) and further provided that the Company could extend the Business Combination Period for up to 9 additional months in three-month increments provided that the Company deposited into trust $575,000 for each three-month extension. On September 21, 2023, the Charter and the Trust Agreement were amended to extend the date by which the Company has to consummate a business combination up to nine (9) times, each such extension for an additional one (1) month period, from September 21, 2023 to June 21, 2024, provided that the Company deposited into the trust the sum of $100,000 for each one month extension. On June 18, 2024, the Charter and the Trust Agreement were further amended to extend the date by which Company has to consummate a business combination to June 21, 2025 provided that the Company deposits a sum of $50,000 for each one month extended (for a total of up to 39 months to complete a Business Combination) (the “Combination Period”).

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s public warrants, public rights, or private rights. The warrants and rights will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15.

Goldenstone Holding, LLC, the Company’s sponsor (“Sponsor”), has agreed that it will be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business (except for the Company’s Independent Registered Public Accountants), execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

On June 26, 2024, the Company entered into a Business Combination Agreement (the “Agreement”) with Infintium, Pacifica Acquisition Corp., a Delaware corporation (“Merger Sub 2”) and wholly-owned subsidiary of the Registrant, and Yan (Chris) Feng, solely in his capacity as representative, agent and attorney-in-fact of Infintium Securityholders (the “Securityholder Representative,” and, together with Infintium, the Company, Merger Sub, the “Parties”), pursuant to which Merger Sub 2 will merge with and into Infintium (the “Merger”), with Infintium surviving the Merger as a wholly-owned subsidiary of the Company. In connection with the Merger, the Company will change its name to “Infintium Fuel Cell Systems Holdings, Inc.” The board of directors of the Company has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated by the Agreement and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Registrant once the Registration Statement has been declared effective. The Company filed its initial Form S-4 Registrant Statement on January 30, 2025, however, there is no assurance that the Registration Statement will be declared effective or that the Business Combination will be completed.

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

On September 21, 2023, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to nine (9) times (the “Third Extension”), each such extension for an additional one (1) month period (each an “Extension”), from September 21, 2023 to June 21, 2024 (such date actually extended being referred to as the “Extended Termination Date”). The Company’s stockholders also approved an amendment to the Investment Management Trust Agreement, dated March 16, 2022 by and between the Company and Continental Stock Transfer & Trust Company, to provide that the time for the Company to complete its initial business combination (the “Business Combination Period”) under the Trust Agreement from September 21, 2023 to June 21, 2024 (the “Trust Amendment”) provided that the Company deposits into the Trust Account established in connection with the Company’s initial public offering (the “Trust Account”) the sum of $100,000 for each one month extended. In addition, the Company’s stockholders approved an amendment (the “NTA Amendment”) to Article Sixth, Paragraph D of the Charter to modify the net tangible asset requirement (the “NTA Requirement”) to state that the Company will not consummate any business combination unless it (i) has net tangible assets of at least $5,000,001 upon consummation of such business combination, or (ii) is otherwise exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As a result, from September 2023 through May 2024, a total of nine deposits of $100,000 was made into to the Trust Account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the Third Extension, the new deadline for completion of an initial business combination was extended to June 21, 2024, the ninth additional month of the Third Extension.

In connection with the votes to approve the Company’s Amended and Restated Certificate of Incorporation, 758,539 shares of Common Stock of the Company were tendered for redemption for an aggregate payment of approximately $8.2 million in October 2023.

On June 18, 2024, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended on September 21, 2023, to extend the date by which the Company has to consummate a business combination up to twelve (12) times (the “Fourth Extension”), each such extension for an additional one (1) month period, from June 21, 2024 to June 21, 2025. In connection with the stockholders’ vote at the Annual Meeting, 3,395,590 shares of common stock were tendered for redemption. As a result, approximately $38.0 million (approximately $11.20 per share) has been removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as United States income taxes and franchise taxes, but not including any excise tax, since that date. On June 18, 2024, the Company filed a second amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Charter Amendment”), to extend the date to consummate a business combination until June 21, 2025, as approved by the Company’s stockholders at the Annual Meeting. Pursuant to the Fourth Extension, through the date of this filing, the Company has deposited a total of eight payments of $50,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by eight months to February 21, 2025.

Liquidity and Going Concern

As of December 31, 2024, the Company had $8,434 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering and working deficit of $4,036,215.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by February 21, 2025, if not further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s three and nine months ended December 31, 2024 and for the year ended March 31, 2024 excise tax expense as there were redemptions by the public stockholders in June 2024 and October 2023; as a result, the Company recorded $462,021 and $81,578 excise tax liability as of December 31, 2024 and March 31, 2024, respectively, with corresponding charge to accumulated deficit. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s charge to accumulated deficit in future periods. The excise tax return for the year ended March 31, 2024 in the amount of $81,578 are required to be filed by October 31, 2024. The excise tax return for the year end ending March 31, 2025 in the amount of $380,443 are required to be filed by July 31, 2025. As of the date of this filing, the Company has not filed its March 31, 2024 excise tax return and estimated that the interest and penalties will be immaterial to the Company’s unaudited condensed consolidated financial statements.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statement are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended March 31, 2024, filed with the Securities and Exchange Commission on June 3, 2024. The accompanying condensed consolidated balance sheet as of March 31, 2024 has been derived from the audited consolidated financial statements included in the Form 10-K.

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

Use of Estimates

In preparing these unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and March 31, 2024.

Dividend receivable

Dividend receivable represents Trust earnings from the last month of the reporting period that are not added to the balance of the Trust Account until the next month.

Investments held in Trust Account

As of December 31, 2024 and March 31, 2024, $18,473,627 and $55,495,253, respectively, of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as trading securities in accordance with ASC Topic 320 “Investments — Debt Securities.” Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on Investments Held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Rights

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the rights’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own common stock and whether the rights holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of rights issuance and as of each subsequent quarterly period end date while the rights are outstanding. The Company accounted for the rights as equity instruments in accordance with ASC 480 and ASC 815-40.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Company accounted for the 5,750,000 warrants issued with the IPO as equity instruments in accordance with ASC 480 and ASC 815.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 12-month period leading up to a Business Combination.

As discussed in Note 1, in connection with the votes to approve the Company’s Amended and Restated Certificate of Incorporation, 3,395,590 shares and 758,539 of Common Stock of the Company were tendered for redemption resulting in $38,030,691 and $8,157,801 paid from the Trust Account to redeeming stockholders in June 2024 and October 2023, respectively. In June 2024, the Company distributed additional $13,653 from the Trust Account in connection with the 758,539 shares of Common Stock of the Company that were tendered for redemption in October 2023. As a result of the redemptions, as of December 31, 2024 and March 31, 2024, the Company has 1,595,871 and 4,991,461 shares, respectively, of common stock subject to possible redemption at the redemption amount that were presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet that are subject to redemption. See Note 4 for further details.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurement” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through the nine months ended December 31, 2024 and 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Federal tax returns filed in fiscal years ended March 31, 2022 through 2024 remain subject to examination by any applicable tax authorities.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three and nine months ended December 31, 2024 and 2023, the Company has not considered the effect of a) the Public and Private Warrants sold in the Initial Public Offering to purchase an aggregate of 6,101,250 shares, b) the Public and Private Rights that will automatically convert into an aggregate of 610,125 shares upon consummation of its initial Business Combination, c) the Unit Purchase Option (“UPO”) to purchase up to 270,250 Units, which include option to purchase 270,250 shares, option to purchase an aggregate of 270,250 shares from the exercise of warrants, and 27,025 shares automatically converted from the 270,250 rights upon consummation of its initial Business Combination, and d) up to 232,500 Private Units upon optional conversion of the Working Capital and Extension Loans, in the calculation of diluted net income (loss) per share, since the exercise of the Public and Private Warrants, the effect of the Public and Private Rights, the exercise of the UPO, and the conversion of the Working Capital and Extension Loans are contingent upon the occurrence of future events and the inclusion of these financial securities would be anti-dilutive. The Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023	For the Nine Months Ended December 31, 2024	For the Nine Months Ended December 31, 2023
Net income	$18,240	$562,676	$99,459	$904,790
Accretion of redeemable common stock to redemption value	(308,102)	(1,067,981)	(1,423,955)	(3,277,975)
Net loss including accretion of redeemable common stock to redemption value	$(289,862)	$(505,305)	$(1,324,496)	$(2,373,185)

	For the Three Months Ended		For the Three Months Ended
	December 31, 2024		December 31, 2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(134,389)	(155,473)	$(369,523)	$(135,782)
Accretion of initial and subsequent measurement of common stock subject to redemption value	308,102	-	1,067,981	-
Allocation of net income (loss)	$173,713	(155,473)	$698,458	$(135,782)
Denominators:
Weighted-average shares outstanding	1,595,871	1,846,250	5,024,441	1,846,250
Basic and diluted net income (loss) per share	$0.11	(0.08)	$0.14	$(0.07)

	For the Nine months ended		For the Nine months ended
	December 31, 2024		December 31, 2023
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(774,024)	$(550,472)	$(1,777,349)	$(595,836)
Accretion of initial and subsequent measurement of common stock subject to redemption value	1,423,955	-	3,277,975	-
Allocation of net income (loss)	$649,931	$(550,472)	$1,500,626	$(595,836)
Denominators:
Weighted-average shares outstanding	2,596,027	1,846,250	5,507,268	1,846,250
Basic and diluted net income (loss) per share	$0.25	$(0.30)	$0.27	$(0.32)

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07” or “Topic 280). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. Management does not expect the adoption of ASU 2023-07 to have any significant impact on the disclosures set out in these unaudited condensed consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the Company’s unaudited condensed consolidated financial statements and related disclosures. ASU 2023-09 will be effective for the year ending March 31, 2025.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 — CASH AND INVESTMENTS HELD IN TRUST ACCOUNT

As of December 31, 2024 and March 31, 2024, assets held in the Trust Account were comprised of $18,473,627 and $55,495,253, respectively, in cash and money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and March 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2024	March 31, 2024
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$18,473,627	$55,495,253

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

The Company’s redeemable Common Stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes over the period from the date of issuance to the earliest redemption date of the instrument of twelve months. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Interest earned on investment held in Trust Account, net of applicable taxes, and the extension payments made by the Company are subject to subsequent accretion of carrying value to redemption value.

As of December 31, 2024 and March 31,2024, the common stock subject to possible redemption reflected on the balance sheet is reconciled in the following table:

Common stock subject to possible redemption, March 31, 2023	$59,544,769
Redemption of common stock	(8,157,801)
Plus:
Subsequent accretion of carrying value to redemption value	4,039,650
Common stock subject to possible redemption, March 31, 2024	55,426,618
Redemption of common stock	(38,044,345)
Plus:
Subsequent accretion of carrying value to redemption value	1,423,955
Common stock subject to possible redemption, December 31, 2024	$18,806,228

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

As of December 31, 2024 and March 31, 2024, there were 1,437,500 Insider Shares issued and outstanding.

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

Working Capital and Extension Loans

In addition, in order to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, the initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of its initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of the Company’s business combination into private units at a price of $10.00 per unit. The Company concluded the embedded conversion feature within the working capital and extension loans is not required to be bifurcated and accounted for as a liability in its entirely with the working capital and extension loans.

The Company had until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement to be entered into between the Company and the trustee, in order to extend the time available for the Company to consummate its initial Business Combination, its sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,725,000, or $0.30 per share if the Company extends for the full nine months). On September 21, 2023, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to nine (9) times, each such extension for an additional one month period, from September 21, 2023 to June 21, 2024, and must deposit into the Trust Account in the sum of $100,000 for each one month extended. On June 18, 2024, the Company’s stockholders approved a second amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one month period, from June 21, 2024 to June 21, 2025, and must deposit into the Trust Account in the sum of $50,000 for each one month extended. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of its initial Business Combination. If the Company completes its initial Business Combination, the Company would either repay such loaned amounts out of the proceeds of the Trust Account released to the Company, or up to $1,725,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender.

As of December 31, 2024 and March 31, 2024, the Company had $2,756,000 and $1,791,000, respectively, of borrowings under the working capital and extension loans.

Administrative Services Agreement and Service Fees

The Company is obligated, commencing from the closing of the Initial Public Offering and for 12 months, to pay the sponsor’s affiliate and officers of the Company, a monthly fee of $25,000 for general and administrative services including office space, utilities, secretarial support and officers’ services to the Company. The Administrative Services Agreement and the service fees to be paid to the officers will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public stockholders. Such administrative services agreement and services fees was ended on March 31, 2023. As both of December 31, 2024 and March 31, 2024, the balance due to the officers of the Company for general and administrative services amounted to $25,000.

Representative Shares

The Company issued 57,500 shares of Common Stock (the “Representative Shares”) to Maxim as part of representative compensation. The Representative Shares are identical to the Common Stock sold as part of the Public Units, except that Maxim Group LLC has agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. In addition, Maxim Group LLC has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 12 months (or up to 21 months if the Company extends the period of time to consummate a Business Combination) from the effective date of its registration statement. The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the offering pursuant to Rule 5110(e)(1) of FINRA’s Rules. The lock-up period has expired.

NOTE 7 — COMMITMENTS & CONTINGENCIES

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, and conflict between Isreal and Hamas, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Insider Shares issued and outstanding on the date of this filing, as well as the holders of the Private Units (and all underlying securities) and any securities our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to the Company, will be entitled to registration rights pursuant to an agreement prior to or on the date of Initial Public Offering. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of Working Capital Loans (or underlying securities) or loans to extend our life can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriters have agreed to waive their rights to the deferred underwriting commission of 3.5% of the gross proceeds of the Initial Public Offering, or $2,012,500, held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period.

Unit Purchase Option

The Company also sold to Maxim for $100 a Unit Purchase Option (“UPO”) to purchase 270,250 Units exercisable at $11.00 per Unit, an aggregate exercise price of $2,972,750, commencing on the later of the first anniversary the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment and the fair value of $208,093, or $7.67 per Unit, as a cost of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The fair value of the UPO granted to Maxim was estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 1.61%, (3) expected life of five years and (4) 85% probability of successful combination.

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

NOTE 8 — STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

The Company is authorized to issue up to 15,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2024 and March 31, 2024, there were 1,846,250 shares of common stock issued and outstanding, respectively.

Rights

As of December 31, 2024 and March 31, 2024, there were 5,750,000 Public Rights and 351,250 Private Rights outstanding.  Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of its initial Business Combination. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company accounted for the 5,750,000 rights issued with the IPO as equity instruments in accordance with ASC 480 and ASC 815. The Company accounted for the rights as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the rights is approximately $4.4 million, or $0.76 per Unit, using the Black-Scholes Option Pricing Model. The fair value of the rights is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 0.75%, (3) expected life of 1 year, (4) exercise price of $0.00 and (5) stock price of $9.03.

Warrants

As of December 31, 2024 and March 31, 2024, there were 5,750,000 Public Warrants and 351,250 Private Warrants outstanding.  Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the Initial Public Offering. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination, and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Price”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Price, and the $16.50 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 165% of the Market Price.

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

Except as described above, no warrants will be exercisable and the Company will not be obligated to issue common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, the Company cannot assure that it will be able to do so and, if the Company does not maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and the Company will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the Company will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

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

The Company accounted for the warrant as a cost of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the warrants is approximately $1.2 million, or $0.21 per Warrant, using the Black-Scholes Option Pricing Model. The fair value of the warrants is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 1.16%, (3) expected life of 5 years, (4) exercise price of $11.50 and (5) stock price of $9.03.

NOTE 9 — INCOME TAXES

The Company’s taxable income primarily consists of interest earned on investment held in Trust Account.

The income tax provision (benefit) consists of the following:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Current
Federal	$42,420	$153,373	$266,617	$456,632
State	—	—	—	—
Deferred
Federal	(1,204)	50,774	(36,551)	2,704
State	—	—	—	—
Income tax provision	$41,216	$204,147	$230,066	$459,336

The Company’s effective tax rate was 69.3% and 26.6% for the three months ended December 31, 2024 and 2023, respectively. The Company’s effective tax rate was 69.8% and 33.7% for the nine months ended December 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets.

The Company’s net deferred tax assets (liabilities) were as follows as of:

	December 31, 2024	March 31, 2024
Deferred tax assets:
Start-up/organization costs	$532,650	$371,785
Deferred tax liability:
Accrued dividend income	(14,494)	(51,045)
Total deferred tax assets	518,156	320,740
Valuation allowance	(532,650)	(371,785)
Deferred tax liability, net	$(14,494)	$(51,045)

As of December 31, 2024 and March 31, 2024, the Company had $2,536,430 and $1,770,404 of U.S. federal and state gross deferred tax assets on start-up/organization costs carryovers available to offset future taxable income over the period of 180 months upon the consummation of the Business Combination. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance of $532,650 and $371,785 as of December 31, 2024 and March 31, 2024, respectively. The valuation allowance increased by $160,865 from March 31, 2024 to December 31, 2024.

As of December 31, 2024 and March 31, 2024, the Company prepaid income taxes of $192,613 and $0, respectively. The Company withdrew the prepaid income taxes balance from the Trust Account as the Company was required to pay estimated federal income taxes payments for the year ending March 31, 2025 based on the actual year ending March 31, 2024 federal income taxes payments. The Company is expected to refund the prepaid income taxes balance when it will file the federal income tax return in July 2025.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through February 14, 2025 when these unaudited condensed financial statements were issued. Based on this review, except as disclosed below, the Company did not identify any other subsequent events that would require adjustment or disclosure in the unaudited condensed consolidated financial statements.

In January 2025, the Company issued an unsecured promissory note in the principal amount of $50,000 to the Sponsor. The proceeds of the promissory note were deposited into the Company’s Trust Account for the public stockholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from January 21, 2025 to February 21, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Goldenstone” “our,” “us” or “we” refer to Goldenstone Acquisition Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Upon the closing of the initial public offering on March 21, 2022, a total of $58,362,500, or $10.15 per share of the net proceeds from the IPO, the Over-Allotment and the Private Placement were deposited in a Trust Account established for the benefit of our public stockholders.

If we have not completed our initial business combination by February 21, 2025 (or by June 21, 2025, if so extended), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

On September 21, 2023, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to nine (9) times (the “Third Extension”), each such extension for an additional one (1) month period (each an “Extension”), from September 21, 2023 to June 21, 2024 (such date actually extended being referred to as the “Extended Termination Date”). The Company’s stockholders also approved an amendment to the Investment Management Trust Agreement, dated March 16, 2022 by and between the Company and Continental Stock Transfer & Trust Company, to provide that the time for the Company to complete its initial business combination (the “Business Combination Period”) under the Trust Agreement from September 21, 2023 to June 21, 2024 (the “Trust Amendment”) provided that the Company deposits into the Trust Account established in connection with the Company’s initial public offering (the “Trust Account”) the sum of $100,000 for each one month extended. In addition, the Company’s stockholders approved an amendment (the “NTA Amendment”) to Article Sixth, Paragraph D of the Charter to modify the net tangible asset requirement (the “NTA Requirement”) to state that the Company will not consummate any business combination unless it (i) has net tangible assets of at least $5,000,001 upon consummation of such business combination, or (ii) is otherwise exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As a result, from September 2023 through May 2024, a total of nine deposits of $100,000 was made into to the Trust Account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the Third Extension, the new deadline for completion of an initial business combination was June 21, 2024, the ninth additional months of the Third Extension.

In connection with the votes to approve the Company’s Amended and Restated Certificate of Incorporation, 758,539 shares of Common Stock of the Company were rendered for redemption in October 2023.

On June 18, 2024, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended on September 21, 2023, to extend the date by which the Company has to consummate a business combination up to twelve (12) times (the “Fourth Extension”), each such extension for an additional one (1) month period, from June 21, 2024 to June 21, 2025. In connection with the stockholders’ vote at the Annual Meeting, 3,395,590 shares of common stock were tendered for redemption. As a result, approximately $38.0 million (approximately $11.20 per share) has been removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. On June 18, 2024, the Company filed a second amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Charter Amendment”), to extend the date to consummate a business combination until June 21, 2025, as approved by the Company’s stockholders at the Annual Meeting. Pursuant to the Fourth Extension, the Company has deposited a total of eight of $50,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by eight months to February 21, 2025

In connection with the votes to approve the Company’s Amended and Restated Certificate of Incorporation, 3,395,590 shares of Common Stock of the Company were tendered for redemption for an aggregate payment of approximately $38.0 million in June 2024.

Results of Operations

Our entire activity since inception up to December 31, 2024 was in connection with our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. On June 26, 2024, the Company entered into a Business Combination Agreement as discussed above. The Company filed its initial Form S-4 Registrant Statement on January 30, 2025, however, there is no assurance that the Registration Statement will be declared effective or that the Business Combination will be completed.

For the three months ended December 31, 2024, we generated a net income of $18,240, which consisted of interest income on the Trust Account of $211,618, partially offset by formation and operating costs of $136,809, franchise tax expense of $15,353 and income taxes provision of $41,216.

For the three months ended December 31, 2023, we generated a net income of $562,676, which consisted of interest income on the Trust Account of $983,627, partially offset by formation and operating costs of $205,304, franchise tax expense of $11,500 and income taxes provision of $204,147.

For the nine months ended December 31, 2024, we generated a net income of $99,459, which consisted of interest income on the Trust Account of $1,137,036, partially offset by formation and operating costs of $766,026, franchise tax expense of $41,485 and income taxes provision of $230,066.

For the nine months ended December 31, 2023, we generated a net income of $904,790, which consisted of interest income on the Trust Account of $2,223,710, partially offset by formation and operating costs of $823,184, franchise tax expense of $36,400 and income taxes provision of $459,336.

Liquidity and Going Concern

As of December 31, 2024, we had $8,434 in cash in our operating account as compared to cash of $30,823 at March 31, 2024 and working deficit of $4,036,215 as compared to $2,870,013 at March 31, 2024. The change in liquidity is attributable to cash used in operating activities of $1,275,758 and cash used in financing activities of $37,079,345, and offset by cash provided by investing activities of $38,332,714.

For the nine months ended December 31, 2024, there was $1,275,758 of cash used in operating activities resulting from interest income earned on investment held in Trust Account amounting to $1,137,036, and non-cash deferred tax benefit of $36,551, increase in prepaid income taxes of $192,613, decrease in income tax payable of $358,882, and offset by net income of $99,459, decrease in prepaid expenses of $58,250, increase in accrued expenses of $251,320, and increase in franchise tax payable of $40,295.

For the nine months ended December 31, 2023, there was $715,755 of cash used in operating activities resulting from interest income earned on investment held in Trust Account amounting to $2,223,710, and offset by net income of $904,790, non-cash deferred tax expense of $2,704, decrease in prepaid expenses of $52,500, increase in accrued expenses of $374,681, increase in due to related parties of $155,000, increase in income tax payable of $13,135, and increase in franchise tax payable of $5,145.

For the nine months ended December 31, 2024, there was $38,332,714 of cash provided by investing activities resulting from the withdrawal of an investment held in the Trust Account for payment to redeeming stockholders of $38,044,345, the withdrawal of an investment held in the Trust Account amounting to $838,369, offset by the purchase of investment held in Trust Account amounting to $550,000.

For the nine months ended December 31, 2023, there was $7,720,910 of cash provided by investing activities resulting from the withdrawal of an investment held in the Trust Account for payment to redeeming stockholders of $8,157,801, the withdrawal of an investment held in the Trust Account amounting to $538,109, offset by the purchase of investment held in Trust Account amounting to $975,000.

For the nine months ended December 31, 2024, there was $37,079,345 of cash used in financing activities resulting from the redemption of common stock of $38,044,345 and repayments of working capital loans from our Sponsor amounting to $230,000, offset by the proceeds from working capital and extension loans from our Sponsor amounting to $1,195,000.

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

We had until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if we anticipate that it may not be able to consummate our initial Business Combination within 12 months, we may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and the trustee, in order to extend the time available for us to consummate our initial Business Combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,725,000, or $0.30 per share if the Company extends for the full nine months). On September 21, 2023, our stockholders approved the amendment to our Amended and Restated Certificate of Incorporation to extend the date by which we have to consummate a business combination up to nine (9) times, each such extension for an additional one month period, from September 21, 2023 to June 21, 2024, and must deposit into the Trust Account in the sum of $100,000 for each one month extended. On June 18, 2024, the Company’s stockholders approved a second amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one month period, from June 21, 2024 to June 21, 2025, and must deposit into the Trust Account in the sum of $50,000 for each one month extended. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our initial Business Combination. If we complete our initial Business Combination, we would either repay such loaned amounts out of the proceeds of the Trust Account released to us, or up to $1,725,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender.

As of December 31, 2024 and March 31, 2024, we had $2,756,000 and $1,791,000, respectively, of borrowings under the working capital and extension loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans. In addition, if we are unable to complete a Business Combination within the Combination Period by February 21, 2025, if not further extended, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such conditions raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements does not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07” or “Topic 280). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. Management does not expect the adoption of ASU 2023-07 to have any significant impact on the disclosures set out in these unaudited condensed consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our unaudited condensed consolidated financial statements and related disclosures. ASU 2023-09 will be effective for the year ending March 31, 2025.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith
**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 14, 2025	GOLDENSTONE ACQUISITION LIMITED

	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)