Form 10-K
period 2025-03-31
Goldenstone Acquisition Ltd.
filed 2025-06-16
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At September 30, 2024, which is the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was approximately $17.9 million.

As of June 16, 2025, 3,442,121 shares  of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GOLDENSTONE ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended March 31, 2025

i

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

Upon the closing of the initial public offering on March 21, 2022, a total of $58,362,500 of the net proceeds from the IPO, the Over-Allotment and the Private Placement (including $2,012,500 of the underwriter’s deferred commission) was deposited in a trust account (the “Trust Account”) established for the benefit of our public stockholders. As of March 31, 2025, a total of $18,666,931 including the net proceeds from the IPO and the Private Placement as well as income accrued since the date of the IPO was being held in a trust account established for the benefit of the Company’s public stockholders.

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

The initial stockholders, officers, directors, or their affiliates have agreed to loan us funds as may be required in order to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination (the “working capital loans”). As of March 31, 2025, the Company had $2,976,966 of borrowings under the working capital loans. Any future working capital loans would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of the Company’s business combination into private units at a price of $10.00 per unit. The Company concluded the embedded conversion feature within the working capital and extension loans is not required to be bifurcated and accounted for as a liability in its entirely with the working capital and extension loans. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans, if and when issued, would be evidenced by promissory notes. As of March 31, 2025, we had $14,692 held outside of the Trust Account.

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

On September 21, 2023, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to extend the date by which the Company has to consummate a business combination up to nine (9) times (the “Third Extension”), each such extension for an additional one (1) month period (each an “Extension”), from September 21, 2023 to June 21, 2024 (such date actually extended being referred to as the “Extended Termination Date”). The Company’s stockholders also approved an amendment to the Investment Management Trust Agreement, dated March 16, 2022 by and between the Company and Continental Stock Transfer & Trust Company, to provide that the time for the Company to complete its initial business combination (the “Business Combination Period”) under the Trust Agreement from September 21, 2023 to June 21, 2024 (the “Trust Amendment”) provided that the Company deposits into the Trust Account established in connection with the Company’s initial public offering (the “Trust Account”) the sum of $100,000 for each one month extended. In addition, the Company’s stockholders approved an amendment (the “NTA Amendment”) to Article Sixth, Paragraph D of the Charter to modify the net tangible asset requirement (the “NTA Requirement”) to state that the Company will not consummate any business combination unless it (i) has net tangible assets of at least $5,000,001 upon consummation of such business combination, or (ii) is otherwise exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). As a result, on September 21, 2023, a deposit of $100,000 was made into to the Trust Account established at the time of the Company’s initial public offering for the benefit of the public stockholders and on October 20, 2023, November 20, 2023, December 20, 2023, January 20, 2024, February 20, 2023, March 20, 2023, April 20, 2023 and May 20, 2023, another deposit of $100,000 was made into to the Trust Account established at the time of the Company’s initial public offering for the benefit of the public stockholders.

On June 18, 2024, stockholders approved a further amendment to the Charter to extend the Combination Period, on a month-to-month basis to as late as June 21, 2025 provided that we deposit into the Trust Account $50,000 for each one-month extension. We have deposited payments to extend the Combination Period through June 21, 2025.

We now have until June 21, 2025, or such later time as our stockholders may approve in accordance with our Charter, to consummate our initial business combination. If we are unable to consummate our initial business combination by such date and do not obtain an additional extension, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s public warrants, public rights, private warrants or private rights. The warrants and rights will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15.

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

Although we are not a PRC operating entity, we cannot assure you that the Chinese government will reach the same conclusion, or will not promulgate new rules or regulations to govern us due to the ties our management and Sponsor have with China. The governing PRC laws and regulations can change quickly with little advance notice, which may result in a material change in our search for a target business and/or the value of our securities, or cause the value of our securities after we have completed our business combination to significantly decline or be worthless, or substantially limit or completely hinder the post-combined company’s ability to offer or continue to offer securities to investors. See “Part I - Item 1A. Risk Factors - Uncertainties with respect to the PRC legal system could have a material adverse effect on us.” on page 15 and “China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations may be quick with little advance notice and could have a material adverse effect on our business and the value of our securities.” on page 16 of this Annual Report. The Chinese government may intervene or influence the operations of the PRC operating entities at any time and may exert more control over offerings conducted overseas, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Changes in China’s economic, political or social conditions, as well as possible interventions and influences of any government policies and actions; as well as uncertainties with respect to the PRC legal system could have a material adverse effect on our operation and the value of our securities. For instance, as the date of this Annual Report, we are not required to obtain any permission from China authorities nor received any objection or restriction from Chinese authorities to continue listing our securities in U.S. exchanges, however, we cannot guarantee that PRC authorities may not initiate any change in its law, rules or regulations, or governmental policies that would require permission or scrutiny from relevant PRC authorities for our listing; or any law, regulation, rules and policies will become effective and enforceable while we are listing on The Nasdaq Capital Market or Nasdaq and seeking a target for the initial business combination that could substantially affect our operation and the value of our securities may depreciate quickly or even become worthless. See “Part I - Item 1.- Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” on page 5. Though we will not undertake our initial business combination with any entity that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau), we are subject to risks and uncertainties about future actions of the PRC government or law enforcement to refrain our activities or operation due to the significant ties to China of our sponsor, officers and directors, which could limit our search for a target business and that can cause the value of our securities to significantly decline or become worthless. See “Part I - Item 1A. Risk Factors - Even though we are not a China-based issuer, the sponsor and some our officers and directors have significant ties to China. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We are also currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the relevant PRC government agencies decide that we were required to obtain approval and we were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.” on page 12 of this Annual Report.

Pending Business Combination Agreement

On June 26, 2024, we entered into a Business Combination Agreement (the “Agreement”) with Infintium Fuel Cell Systems, Inc., a Delaware corporation (the “Company”), Pacifica Acquisition Corp., a Delaware corporation (“Merger Sub”) and wholly-owned subsidiary of Goldenstone, and Yan (Chris) Feng, solely in his capacity as representative, agent and attorney-in-fact of the Infintium Securityholders (the “Securityholder Representative,” and, together with Infintium, Goldenstone and Merger Sub, the “Parties”), pursuant to which Merger Sub will merge with and into Infintium (the “Merger”), with Infintium surviving the Merger as a wholly-owned subsidiary of Goldenstone. In connection with the Merger, Goldenstone will change its name to “Infintium Fuel Cell Systems Holdings, Inc.” The board of directors of Goldenstone has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated by the Agreement and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Registrant once the Registration Statement has been declared effective. The Company filed Amendment No. 1 to its Form S-4 Registrant Statement on May 14, 2025, however, there is no assurance that the Registration Statement will be declared effective or that the Business Combination will be completed. Capitalized terms used herein but not otherwise defined have the meanings set forth in the Agreement.

Treatment of Company Securities

Common Stock. At the effective time of the Merger (the “Effective Time”), each share of the Class A common stock, par value $0.0001 per share, of the Company (“Class A Common Stock”), and Class B common stock, par value $0.0001 per share, of the Company (“Class B Common Stock,” and, together with the Class A Common Stock, the “Company Common Stock”), other than any shares the holders of which exercise dissenters’ rights of appraisal, will be converted into the right to receive shares of the common stock of Parent, par value $0.0001 per share (the “Parent Common Stock”). The total number of shares of Parent Common Stock to be issued will be based on the valuation of the Company and will be calculated by dividing such valuation by $10.00. The valuation of the Company at the closing of the Merger (“Closing”) will be $130,000,000, or such other amount as may be determined by a valuation firm in accordance with the terms of the Agreement. Parent has engaged a valuation firm to provide such a valuation.

Options. Each option of the Company (the “Company Option”) that is outstanding immediately prior to the Effective Time will be converted into an option to purchase a number of shares of Parent Common Stock at an exercise price equal to the exercise price of such Company Option. The number of shares that may be purchased will be proportionately adjusted by the Exchange Ratio.

Earnout. Following the Closing, Company stockholders (but excluding the holders who exercise dissenters’ rights) will be entitled to receive 500,000 Merger Consideration Earnout Shares in accordance with their respective Pro Rata Shares, if, within 12 months from the Closing Date, the closing share price of Parent Common Stock equals or exceeds $11.50 for any 20 consecutive Trading Days within such 12-month period. Company stockholders (but excluding the holders who exercise dissenters’ rights) will be entitled to receive 500,000 Merger Consideration Earnout Shares in accordance with their respective Pro Rata Shares, if, within 24 months from the Closing Date, the closing share price of Parent Common Stock equals or exceeds $13.00 for any 20 consecutive Trading Days within such 24-month period. Further, Company stockholders (but excluding the holders who exercise dissenters’ rights) will be entitled to receive 500,000 Merger Consideration Earnout Shares in accordance with their respective Pro Rata Shares, if, within 36 months from the Closing Date, the closing share price of Parent Common Stock equals or exceeds $15.00 for any 20 consecutive Trading Days within such 36-month period.

Amended and Restated Business Combination Agreement

On January 28, 2025, the parties amended and restated the Agreement.

Prior Merger Agreement

On June 21, 2022, we entered into a Merger Agreement (the “Merger Agreement”) by and among Roxe Holding Inc., a Delaware corporation (the “Roxe”), the Registrant, Goldenstone Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and wholly-owned subsidiary of the Registrant, and Amazon Capital Inc., solely in its capacity as representative, agent and attorney-in-fact of the Roxe Securityholders (the “Securityholder Representative”) (collectively, the “Parties), pursuant to which Merger Sub would merge with and into the Company (the “Merger”) with the Roxe as the surviving corporation of the Merger and becoming a wholly-owned subsidiary of the Company.

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

Further, we do not consider ourselves a PRC operating entity or a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China.” We are a blank check company incorporated in Delaware with no operation of our own except searching for a non-China-based target for our initial business combination. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended March 31, 2025, we did not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

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

Initial Business Combination

At March 31, 2025, we had until June 21, 2025 to consummate an initial business combination. However, we are seeking stockholder approval to extend further the deadline for completion.

If stockholders do not approve a further extension and we are unable to complete our initial business combination by June 21, 2025, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, public rights, private warrants or private rights. The warrants and rights will expire worthless if we fail to complete our initial business combination within the Combination Period and no further extension has been approved. You will not be able to vote on or redeem your shares in connection with any such extension.

We have structured our pending initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

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

Further, we do not consider ourselves a PRC operating entity or a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China.” We are a blank check company incorporated in Delaware with no operation of our own except searching for a non-China-based target for our initial business combination. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended March 31, 2025, we did not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

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

Corporate Information

Our principal executive office is located at 4360 E. New York Street, Aurora, IL 60504, and our telephone number is 330-352-7788.

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

We do not consider ourselves a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended March 31, 2025, we do not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete an initial business combination by June 21, 2025 (if the Company extends the Business Combination Period to the deadline) because of the length of the review process or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.”

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

ITEM 2. PROPERTIES

We currently maintain our executive offices at 4360 E. New York Street, Aurora, IL 60504. Our executive offices are provided to us by our Sponsor. Upon completion of the initial Business Combination or the Company’s liquidation, it will cease paying these monthly fees. We consider our current office space adequate for our current operations.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The Nasdaq Capital Market, or Nasdaq, under the symbol “GDSTU” on March 17, 2022. The shares of common stock, warrants and rights comprising the units began separate trading on Nasdaq on April 14, 2022, under the symbols “GDST”, “GDSTW” and “GDSTR”, respectively. The separation of the Units was voluntary and all securities continue to trade. Effective March 26, 2025, our units, common stock, warrants and rights were delisted from Nasdaq and began being quoted on the OTC Markets.

Holders of Record

As of March 31, 2025, there were 3,442,121 of our shares of common stock issued and outstanding held by 10 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Simultaneously with the closing of the IPO and the over-allotment, we consummated the issuance of 351,250 private placement units (the “Private Placement Units”) at $10.00 per Private Placement Unit.

Upon the closing of the initial public offering on March 21, 2022, a total of $58,362,500 ($10.15 per Public Unit) of the net proceeds from the IPO, the Over-Allotment and the Private Placement were deposited in a Trust Account established for the benefit of our public stockholders.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Goldenstone” “our,” “us” or “we” refer to Goldenstone Acquisition Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

If we have not completed our initial business combination by June 21, 2025, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

On June 18, 2024, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended on September 21, 2023, to extend the date by which the Company has to consummate a business combination up to twelve (12) times (the “Fourth Extension”), each such extension for an additional one (1) month period, from June 21, 2024 to June 21, 2025. In connection with the stockholders’ vote at the Annual Meeting, 3,395,590 shares of common stock were tendered for redemption. As a result, approximately $38.0 million (approximately $11.20 per share) has been removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. On June 18, 2024, the Company filed a second amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Charter Amendment”), to extend the date to consummate a business combination until June 21, 2025, as approved by the Company’s stockholders at the Annual Meeting. Pursuant to the Fourth Extension, the Company has deposited a total of twelve of $50,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by twelve months to June 21, 2025.

In connection with the votes to approve the Company’s Amended and Restated Certificate of Incorporation, 3,395,590 shares of Common Stock of the Company were tendered for redemption for an aggregate payment of approximately $38.0 million in June 2024.

Results of Operations

Our entire activity since inception up to March 31, 2025 was in connection with our search for a target for our initial business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. On June 26, 2024, the Company entered into a Business Combination Agreement as discussed above. The Company filed its initial Form S-4 Registrant Statement on January 30, 2025 and filed two amendments to the Form S-4 on April 24, 2025 and May 14, 2025, however, there is no assurance that the Registration Statement will be declared effective or that the Business Combination will be completed.

For the year ended March 31, 2025, we generated a net income of $109,366, which consisted of interest income on the Trust Account of $1,330,551 and franchise tax credit of $37,275, partially offset by formation and operating costs of $971,217 and income taxes provision of $287,243.

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

Liquidity and Going Concern

As of March 31, 2025, we had $14,692 in cash in our operating account as compared to cash of $30,823 at March 31, 2024 and working deficit of $4,217,347 as compared to $2,870,013 at March 31, 2024. The change in liquidity is attributable to cash used in operating activities of $1,493,543 and cash used in financing activities of $36,858,379, and offset by cash provided by investing activities of $38,335,791.

For the year ended March 31, 2025, there was $1,493,543 of cash used in operating activities resulting from interest income earned on investment held in Trust Account amounting to $1,330,551, and non-cash deferred tax benefit of $37,152, increase in prepaid income taxes of $287,911, increase in prepaid franchise taxes of $26,165, decrease in income tax payable of $358,882, and decrease in franchise tax payable of $12,300, and offset by net income of $109,366, decrease in prepaid expenses of $58,250, and increase in accrued expenses of $391,802.

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

For the year ended March 31, 2025, there was $38,335,791 of cash provided by investing activities resulting from the withdrawal of an investment held in the Trust Account for payment to redeeming stockholders of $38,044,345, the withdrawal of an investment held in the Trust Account amounting to $991,446, offset by the purchase of investment held in Trust Account amounting to $700,000.

For the year ended March 31, 2024, there was $7,581,747 of cash provided by investing activities resulting from the withdrawal of an investment held in the Trust Account for payment to redeeming stockholders of $8,157,801, the withdrawal of an investment held in the Trust Account amounting to $698,946, offset by the purchase of investment held in Trust Account amounting to $1,275,000.

For the year ended March 31, 2025, there was $36,858,379 of cash used in financing activities resulting from the redemption of common stock of $38,044,345 and repayments of working capital loans from our Sponsor amounting to $230,000, offset by the proceeds from working capital and extension loans from our Sponsor amounting to $1,415,966.

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

As of March 31, 2025 and 2024, we had $2,976,966 and $1,791,000, respectively, of borrowings under the working capital and extension loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans. In addition, if we are unable to complete a Business Combination within the Combination Period by June 21, 2025, if not further extended, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Estimates

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The Company does not have any critical accounting estimates.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07” or “Topic 280). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. We adopted ASU 2023-07 for the year ended March 31, 2025 and provided the requiring disclosure in the accompanying notes to the consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, due to our determination of the material weaknesses in our disclosure controls, as described above, management determined that we maintain an effective internal control over financial reporting as of March 31, 2025.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Eddie Ni	62	Director, Chief Executive Officer, Chief Financial Officer, and President
Ray Chen	60	Director
Jonathan McKeage	71	Independent Director
Pin Tai	71	Independent Director
Nan Sun	43	Independent Director

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

Ray Chen. Mr. Chen has been our director since March 2021. He has served as chief operating officer of Goldenbridge Acquisition Limited since August 2020 until its business combination with SunCar Technology Group, Inc. on May 17, 2023. Mr. Chen served as director and chief operating officer of Wealthbridge Acquisition Limited, a special purpose acquisition company, from February 2018 until its business combination with Scienjoy Inc. in May 2020, and has served as the investor relation officer of Scienjoy since then. Mr. Chen served as chief executive officer at Fortissimo Film International Ltd., a privately-owned film development and production company from August 2016 to January 2018. From January 2013 to February 2016, Mr. Chen was chief executive officer of Beijing Galloping Horse Film & TV Production Co., Ltd. From January 2010 to March 2013, Mr. Chen was the head of sales in the Beijing Office of Star Jet Co., Ltd. Prior to his Star Jet experience, Mr. Chen was the executive board member and head of sales in Asia Jet Partners Limited, a privately-owned holding company specializing in general aviation and aircraft leasing. Mr. Chen joined Asia Jet after his service as chief executive officer at ABC International Inc., a business consulting company based in Cleveland, Ohio. Mr. Chen attended business and marketing courses at Cleveland State University from September 1991 to June 1995. We believe Mr. Chen is well-qualified to serve as a member of the board given his public company experience, including other similarly structured blank check companies, business leadership, operational experience and contacts.

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

Nan Sun. Mr. Sun has been our director since April 2021. Mr. Sun currently serves as general manager of H-Bar Continuous Cast Iron Corp. from 2014. Mr. Sun has been a professor in Xi’an University of Technology, China and a guest professor in University of Notre Dame, U.S. since August 2017. Prior to that Mr. Sun was an associate professor in Jiangsu University, China from April 2015 to August 2017. Mr. Sun was a post-doc research associate in Department of Physics, Purdue University, U.S., from December 2011 to March 2012, and in Harper Cancer Center, University of Notre Dame, U.S., from March 2012 to June 2015. Mr. Sun has a list of publications on various meetings, conferences and journals. Mr. Sun obtained two patents, one for inventing a new device for recycle Fumric acid recycle in 2014 and one for inventing a new method for waste water treatment, recycle, and chemical extraction for profits in 2012. He has been a member of The Minerals, Metals& Materials Society (TMS), Society of Photo-Optical Instrumentation Engineers (SPIE), and American Physical Society (APS). Mr. Sun graduated with a bachelor’s degree in Intensive Instruction (a special program for cultivating scientists) from Nanjing University, China in 2003. Mr. Sun earned his Ph.D and master’s degree in Physics from University of Notre Dame, U.S. in 2012 and 2007, respectively. We believe Mr. Sun is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of June 3, 2025 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of June 3, 2025, we had 3,442,121 shares of common stock issued and outstanding.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Eddie Ni(2)	1,217,195	35.8
Ray Chen(3)	187,813	5.46
Jonathan McKeage	15,000	*
Pin Tai	15,000	*
Nan Sun	15,000	*
All directors and executive officers (five individuals) as a group	1,450,788	42.15

5% Stockholders
Hudson Bay Capital Management(4)	322,651	9.37
Eddie Ni	1,217,195	35.8
Ray Chen	187,813	5.46

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Goldenstone Acquisition Limited, 37-02 Prince Street; 2nd Floor, Flushing, NY 11354.
(2)	Consists of 842,350 shares owned by Goldenstone Capital, LLC, currently controlled by Eddie Ni, 200,000 shares owned by Goldenstone Holding, LLC and 175,625 shares included in private placement units purchased by Goldenstone Holding, LLC.
(3)	Ray Chen owns and controls such shares through Raymond Charles Holding, LLC.
(4)	Based on a Scheduled 13G filed with the SEC on November 8, 2024. The business address of the reporting person is 1528 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended March 31, 2025, Marcum Asia acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum Asia for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are currently provided by Marcum Asia. The aggregate fees billed by Marcum Asia for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the fiscal years ended March 31, 2025 and 2024 totaled $139,399 and $98,880 respectively. This amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. There were no fees billed by Marcum Asia for consultations concerning financial accounting and reporting standards for the fiscal years ended March 31, 2025 and 2024 nor were any such services provided.

Tax Fees. There were no fees billed by Marcum Asia for tax planning and tax advice for the fiscal years ended March 31, 2025 and 2024 nor were any such services provided.

All Other Fees. There were no fees billed by Marcum Asia for other services for the fiscal years ended March 31, 2025 and 2024 nor were any such services provided.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated March 16, 2022 by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated March 16, 2022)
2.1	Business Combination Agreement dated June 26, 2024 by and among Goldenstone Acquisition Limited, Pacifica Acquisition Corp. and Infintium Fuel Cell Systems (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K dated June 26, 2024 and filed on July 2, 2024).
2.2	Amendment No. 1 to the Business Combination Agreement dated January 28, 2025 (incorporated by reference to Annex A to the Registrant’s Registration on Form S-4 filed with the Securities and Exchange Commission on January 30, 2025).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K dated March 16, 2022)
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
4.5	Warrant Agreement, dated March 16, 2022 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 16, 2022 and filed with the Securities and Exchange Commission
4.6	Rights Agreement, dated March 16, 2022 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated March 16, 2022 and filed with the Securities and Exchange Commission
4.7	Description of Securities
10.1	Letter Agreement, dated March 16, 2022, among the Registrant and its officers, directors and initial stockholders, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 16, 2022)
10.2	Investment Management Trust Agreement, dated March 16, 2022, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 16, 2022)
10.3	Stock Escrow Agreement, dated March 16, 2022, by and among the Company, its initial stockholders and Continental Stock Transfer & Trust Company as escrow agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 16, 2022)
10.4	Registration Rights Agreement, dated March 16, 2022, among the Registrant and certain security holders of the Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated March 16, 2022)
10.6	Administrative Support Agreement, dated March 16, 2022, by and between the Registrant and Bannix Management (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated March 16, 2022)
10.7	Unit Purchase Option, dated March 21, 2022 by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated March 16, 2022)
10.8	Joint Agreement to Terminate Merger Agreement, dated September 30, 2022, by and among Roxe Holding Inc, Goldenstone Acquisition Limited - Filed as exhibit 2.1 to Form 8-K on 10/5/2022
10.9	Merger Agreement, dated June 21, 2022 by and among Roxe Holding Inc, Goldenstone Acquisition Limited, Goldenstone Merger Sub, Inc. and Amazon Capital Inc. - Filed as exhibit 2.1 to Form 8-K on 6/27/2022
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 21, 2021)
31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy – Filed as Exhibit 97.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDENSTONE ACQUISITION LIMITED

Dated: June 16, 2025	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eddie Ni	Chairman, Chief Executive Officer and Chief Financial Officer	June 16, 2025
Eddie Ni	(Principal Executive, Financial and Accounting Officer)

/s/ Ray Chen	Director	June 16, 2025
Ray Chen

/s/ Jonathan McKeage
Jonathan McKeage	Director	June 16, 2025

/s/ Pin Tai
Pin Tai	Director	June 16, 2025

/s/ Nan Sun
Nan Sun	Director	June 16, 2025

GOLDENSTONE ACQUISITION LIMITED

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Goldenstone Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Goldenstone Acquisition Limited (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before June 21, 2025. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to June 21, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond June 21, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

June 16, 2025

Firm ID#: 5395

GOLDENSTONE ACQUISITION LIMITED

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2025	2024
ASSETS
Current assets:
Cash	$14,692	$30,823
Prepaid expenses	2,500	60,750
Prepaid income taxes	287,911	-
Prepaid franchise taxes	26,165	-
Total current assets	331,268	91,573

Dividend receivable	66,155	243,073
Investments held in Trust Account	18,666,931	55,495,253
TOTAL ASSETS	$19,064,354	$55,829,899

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$884,628	$492,826
Working capital and extension loans - related party	2,976,966	1,791,000
Due to related parties	25,000	25,000
Business combination deposits	200,000	200,000
Income tax payable	-	358,882
Franchise tax payable	-	12,300
Excise tax payable	462,021	81,578
Total current liabilities	4,548,615	2,961,586

Deferred tax liability	13,893	51,045
Deferred underwriting discounts and commissions	2,012,500	2,012,500
TOTAL LIABILITIES	6,575,008	5,025,131

Commitments and contingencies

Common stock subject to possible redemption, 1,595,871 and 4,991,461 shares at redemption value of $11.91 and $11.10 per share as of March 31, 2025 and 2024, respectively	19,007,601	55,426,618

Stockholders’ deficit:
Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,846,250 shares issued and outstanding as of March 31, 2025 and 2024	185	185
Additional paid-in capital	-	-
Accumulated deficit	(6,518,440)	(4,622,035)
Total stockholders’ deficit	(6,518,255)	(4,621,850)

TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT	$19,064,354	$55,829,899

The accompanying notes are an integral part of these consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	March 31, 2025	March 31, 2024

Formation and operating costs	$(971,217)	$(717,167)
Franchise tax credit (expenses)	37,275	(129,953)
Loss from operations	(933,942)	(847,120)

Other income:
Income from business combination deposits forfeited by the former target company	-	125,000
Interest earned on investments held in Trust Account	1,330,551	2,934,879

Income before income taxes	396,609	2,212,759

Income taxes provision	(287,243)	(616,192)

Net income	$109,366	$1,596,567

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	2,349,413	5,379,021
Basic and diluted net income per share, common stock subject to possible redemption	$0.33	$0.41
Basic and diluted weighted average shares outstanding, common stock attributable to Goldenstone Acquisition Limited	1,846,250	1,846,250
Basic and diluted net loss per share, common stock attributable to Goldenstone Acquisition Limited	$(0.36)	$(0.34)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2023	1,846,250	$185	$-	$(2,097,374)	$(2,097,189)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(4,039,650)	(4,039,650)
Excise tax payable attributable to redemption of common stock	-	-	-	(81,578)	(81,578)
Net income	-	-	-	1,596,567	1,596,567
Balance - March 31, 2024	1,846,250	185	-	(4,622,035)	(4,621,850)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(1,625,328)	(1,625,328)
Excise tax payable attributable to redemption of common stock				(380,443)	(380,443)
Net income	-	-	-	109,366	109,366
Balance - March 31, 2025	1,846,250	$185	$-	$(6,518,440)	$(6,518,255)

The accompanying notes are an integral part of these consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	March 31, 2025	March 31, 2024

Cash Flows from Operating Activities:
Net income	$109,366	$1,596,567
Adjustments to reconcile net income to net cash used in operating activities:
Income from business combination deposits forfeited by the former target company	-	(125,000)
Interest earned on investments held in Trust Account	(1,330,551)	(2,934,879)
Deferred tax (benefit) provision	(37,152)	2,975
Change in operating assets and liabilities:
Prepaid expenses	58,250	(8,250)
Prepaid income taxes	(287,911)	-
Prepaid franchise taxes	(26,165)	-
Accrued expenses	391,802	287,945
Income tax payable	(358,882)	105,456
Franchise tax payable	(12,300)	300
Net Cash Used in Operating Activities	(1,493,543)	(1,074,886)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	38,044,345	8,157,801
Purchase of investment held in Trust Account	(700,000)	(1,275,000)
Withdrawal of investment held in Trust Account to pay taxes	991,446	698,946
Net Cash Provided by Investing Activities	38,335,791	7,581,747

Cash Flows from Financing Activities:
Redemption of common stock	(38,044,345)	(8,157,801)
Proceeds from working capital and extension loans from related party	1,415,966	1,471,000
Repayments of working capital loans from related party	(230,000)	-
Business combination deposits	-	200,000
Net Cash Used in Financing Activities	(36,858,379)	(6,486,801)

Net Change in Cash	(16,131)	20,060

Cash at beginning of year	30,823	10,763

Cash at end of year	$14,692	$30,823

Supplemental Cash Flow Information
Cash paid for income taxes	$971,189	$506,854

Supplemental Disclosure of Non-cash Financing Activities
Excise tax payable attributable to redemption of common stock	$380,443	$81,578
Accretion of subsequent measurement of common stock subject to redemption value	$1,625,328	$4,039,650

The accompanying notes are an integral part of these consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company has selected March 31 as its fiscal year end. As of March 31, 2025 and 2024, the Company had not commenced any operations. For the period from September 9, 2020 (inception) to March 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below) and to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

For the years ended March 31, 2025 and 2024, the Company withdrew $991,446 and $698,946 to pay for income taxes and franchise taxes, respectively.

As of March 31, 2025, the Company over withdrew $19,067 of its federal income tax payment from the Trust Account. The Company will deduct this balance from the next estimated income tax payment withdrawal from the Trust Account.

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

On June 26, 2024, the Company entered into a Business Combination Agreement (the “Agreement”) with Infintium, Pacifica Acquisition Corp., a Delaware corporation (“Merger Sub 2”) and wholly-owned subsidiary of the Registrant, and Yan (Chris) Feng, solely in his capacity as representative, agent and attorney-in-fact of Infintium Securityholders (the “Securityholder Representative,” and, together with Infintium, the Company, Merger Sub, the “Parties”), pursuant to which Merger Sub 2 will merge with and into Infintium (the “Merger”), with Infintium surviving the Merger as a wholly-owned subsidiary of the Company. In connection with the Merger, the Company will change its name to “Infintium Fuel Cell Systems Holdings, Inc.” The board of directors of the Company has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated by the Agreement and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Registrant once the Registration Statement has been declared effective. The Company filed its initial Form S-4 Registrant Statement on January 30, 2025 and filed two amendments to the Form S-4 on April 24, 2025 and May 14, 2025, however, there is no assurance that the Registration Statement will be declared effective or that the Business Combination will be completed.

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

On June 18, 2024, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended on September 21, 2023, to extend the date by which the Company has to consummate a business combination up to twelve (12) times (the “Fourth Extension”), each such extension for an additional one (1) month period, from June 21, 2024 to June 21, 2025. In connection with the stockholders’ vote at the Annual Meeting, 3,395,590 shares of common stock were tendered for redemption. As a result, $38,044,345 (approximately $11.20 per share) has been removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as United States income taxes and franchise taxes, but not including any excise tax, since that date. On June 18, 2024, the Company filed a second amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Charter Amendment”), to extend the date to consummate a business combination until June 21, 2025, as approved by the Company’s stockholders at the Annual Meeting. Pursuant to the Fourth Extension, through the date of this filing, the Company has deposited a total of twelve payments of $50,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by twelve months to June 21, 2025.

Liquidity and Going Concern

As of March 31, 2025, the Company had $14,692 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering and working deficit of $4,217,347.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by June 21, 2025, if not further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s years ended March 31, 2025 and 2024 excise tax expense as there were redemptions by the public stockholders in June 2024 and October 2023; as a result, the Company recorded $462,021 and $81,578 excise tax liability as of March 31, 2025 and 2024, respectively, with corresponding charge to accumulated deficit. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s charge to accumulated deficit in future periods. The excise tax return for the year ended March 31, 2024 in the amount of $81,578 are required to be filed by October 31, 2024. The excise tax return for the year end ending March 31, 2025 in the amount of $380,443 are required to be filed by July 31, 2025. As of the date of this filing, the Company has not filed its March 31, 2025 and 2024 excise tax return and estimated that the interest and penalties will be immaterial to the Company’s consolidated financial statements.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statement are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

In preparing these consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and 2024.

Dividend receivable

Dividend receivable represents Trust earnings from the last month of the reporting period that are not added to the balance of the Trust Account until the next month.

Investments Held in Trust Account

As of March 31, 2025 and 2024, $18,666,931 and $55,495,253, respectively, of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

As discussed in Note 1, in connection with the votes to approve the Company’s Amended and Restated Certificate of Incorporation, 3,395,590 shares and 758,539 of Common Stock of the Company were tendered for redemption resulting in $38,030,691 and $8,157,801 paid from the Trust Account to redeeming stockholders in June 2024 and October 2023, respectively. In June 2024, the Company distributed additional $13,653 from the Trust Account in connection with the 758,539 shares of Common Stock of the Company that were tendered for redemption in October 2023. As a result of the redemptions, as of March 31, 2025 and 2024, the Company has 1,595,871 and 4,991,461 shares, respectively, of common stock subject to possible redemption at the redemption amount that were presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheet that are subject to redemption. See Note 4 for further details.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Federal tax returns filed in fiscal years ended March 31, 2023 through 2025 remain subject to examination by any applicable tax authorities.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the years ended March 31, 2025 and 2024, the Company has not considered the effect of a) the Public and Private Warrants sold in the Initial Public Offering to purchase an aggregate of 6,101,250 shares, b) the Public and Private Rights that will automatically convert into an aggregate of 610,125 shares upon consummation of its initial Business Combination, c) the Unit Purchase Option (“UPO”) to purchase up to 270,250 Units, which include option to purchase 270,250 shares, option to purchase an aggregate of 270,250 shares from the exercise of warrants, and 27,025 shares automatically converted from the 270,250 rights upon consummation of its initial Business Combination, and d) up to 232,500 Private Units upon optional conversion of the Working Capital and Extension Loans, in the calculation of diluted net income (loss) per share, since the exercise of the Public and Private Warrants, the effect of the Public and Private Rights, the exercise of the UPO, and the conversion of the Working Capital and Extension Loans are contingent upon the occurrence of future events and the inclusion of these financial securities would be anti-dilutive. The Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Year Ended March 31, 2025	For the Year Ended March 31, 2024
Net income	$109,366	$1,596,567
Accretion of redeemable common stock to redemption value	(1,625,328)	(4,039,650)
Net loss including accretion of redeemable common stock to redemption value	$(1,515,962)	$(2,443,083)

	For the Year Ended		For the Year Ended
	March 31, 2025		March 31, 2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(848,882)	(667,080)	$(1,818,810)	$(624,273)
Accretion of initial and subsequent measurement of common stock subject to redemption value	1,625,328	-	4,039,650	-
Allocation of net income (loss)	$776,446	(667,080)	$2,220,840	$(624,273)
Denominators:
Weighted-average shares outstanding	2,349,413	1,846,250	5,379,021	1,846,250
Basic and diluted net income (loss) per share	$0.33	(0.36)	$0.41	$(0.34)

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07” or “Topic 280). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. The Company adopted ASU 2023-07 for the year ended March 31, 2025 (See Note 10 – Segment information).

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

NOTE 3 — CASH AND INVESTMENTS HELD IN TRUST ACCOUNT

As of March 31, 2025 and 2024, assets held in the Trust Account were comprised of $18,666,931 and $55,495,253, respectively, in cash and money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	March 31, 2024
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$18,666,931	$55,495,253

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

As of March 31, 2025 and 2024, the common stock subject to possible redemption reflected on the balance sheet is reconciled in the following table:

Common stock subject to possible redemption, March 31, 2023	$59,544,769
Redemption of common stock	(8,157,801)
Plus:
Subsequent accretion of carrying value to redemption value	4,039,650
Common stock subject to possible redemption, March 31, 2024	55,426,618
Redemption of common stock	(38,044,345)
Plus:
Subsequent accretion of carrying value to redemption value	1,625,328
Common stock subject to possible redemption, March 31, 2025	$19,007,601

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

As of March 31, 2025 and 2024, there were 1,437,500 Insider Shares issued and outstanding.

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

As of March 31, 2025 and 2024, the Company had $2,976,966 and $1,791,000, respectively, of borrowings under the working capital and extension loans.

Administrative Services Agreement and Service Fees

The Company is obligated, commencing from the closing of the Initial Public Offering and for 12 months, to pay the sponsor’s affiliate and officers of the Company, a monthly fee of $25,000 for general and administrative services including office space, utilities, secretarial support and officers’ services to the Company. The Administrative Services Agreement and the service fees to be paid to the officers will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public stockholders. Such administrative services agreement and services fees was ended on March 31, 2023. As both of March 31, 2025 and 2024, the balance due to the officers of the Company for general and administrative services amounted to $25,000.

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

NOTE 8 — STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 15,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2025 and 2024, there were 1,846,250 shares of common stock issued and outstanding, respectively.

Rights

As of March 31, 2025 and 2024, there were 5,750,000 Public Rights and 351,250 Private Rights outstanding.  Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of its initial Business Combination. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company accounted for the 5,750,000 rights issued with the IPO as equity instruments in accordance with ASC 480 and ASC 815. The Company accounted for the rights as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the rights is approximately $4.4 million, or $0.76 per Unit, using the Black-Scholes Option Pricing Model. The fair value of the rights is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 0.75%, (3) expected life of 1 year, (4) exercise price of $0.00 and (5) stock price of $9.03.

Warrants

As of March 31, 2025 and 2024, there were 5,750,000 Public Warrants and 351,250 Private Warrants outstanding.  Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the Initial Public Offering. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

NOTE 9 — INCOME TAXES

The Company’s taxable income primarily consists of interest earned on investment held in Trust Account.

The income tax provision (benefit) consists of the following:

	For the	For the
	Year Ended	Year Ended
	March 31, 2025	March 31, 2024
Current
Federal	$324,395	$613,217
State	—	—
Deferred
Federal	(37,152)	2,975
State	—	—
Income tax provision	$287,243	$616,192

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended	For the Year Ended
	March 31, 2025	March 31, 2024
U.S. statutory rate	21.0%	21.0%
Change in valuation allowance	51.4%	6.8%
Effective tax rate	72.4%	$27.8%

The Company’s net deferred tax assets (liabilities) were as follows as of:

	March 31, 2025	March 31, 2024
Deferred tax assets:
Start-up/organization costs	$575,740	$371,785
Deferred tax liability:
Accrued dividend income	(13,892)	(51,045)
Total deferred tax assets	561,848	320,740
Valuation allowance	(575,740)	(371,785)
Deferred tax liability, net	$(13,892)	$(51,045)

As of March 31, 2025 and 2024, the Company had $2,741,621 and $1,770,404 of U.S. federal and state gross deferred tax assets on start-up/organization costs carryovers available to offset future taxable income over the period of 180 months upon the consummation of the Business Combination. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance of $575,740 and $371,785 as of March 31, 2025 and 2024, respectively. The valuation allowance increased by $203,955 from March 31, 2024 to March 31, 2025.

As of March 31, 2025 and 2024, the Company prepaid income taxes of $287,911 and $0, respectively. The Company withdrew the prepaid income taxes balance from the Trust Account as the Company was required to pay estimated federal income taxes payments for the year ending March 31, 2025 based on the actual year ending March 31, 2024 federal income taxes payments. The Company is expected to refund the prepaid income taxes balance when it will file the federal income tax return in July 2025.

NOTE 10 — SEGEMNT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures for the year ended March 31, 2025, in the accompanying consolidated financial statements using the retrospective method of adoption.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended March 31, 2025	For the Year Ended March 31, 2024
Professional service fee in connection with the Business Combination	$(343,250)	$(15,000)
Other formation and operating costs	(627,967)	(702,167)
Franchise tax credit (expenses)	37,275	(129,953)
Income from business combination deposits forfeited by the former target company	-	125,000
Interest earned on investment held in Trust Account	1,330,551	2,934,879
Income taxes provision	(287,243)	(616,192)
Net income	$109,366	$1,596,567

The key measures of segment profit or loss reviewed by the Company’s CODM are interest earned on investment in Trust Account and formation and operating expenses. The CODM reviews interest earned on investment in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Within formation and operating costs, the CODM specifically reviews professional service fees in connection with the business combination, which are a significant segment expense, and include legal fees, and advisory fees, as these represent significant costs affecting the Company’s consummation of the Business Combination. Other formation and operating costs, including accounting expenses, printing expenses, and regulatory filing fees, are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through June 16, 2025 when these consolidated financial statements were issued. Based on this review, except as disclosed below, the Company did not identify any other subsequent events that would require adjustment or disclosure in the consolidated financial statements.

In April 2025, the Company issued an unsecured promissory note in the principal amount of $50,000 to the Sponsor. The proceeds of the promissory note were deposited into the Company’s Trust Account for the public stockholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from April 21, 2025 to May 21, 2025.

In May 2025, the Company issued an unsecured promissory note in the principal amount of $50,000 to the Sponsor. The proceeds of the promissory note were deposited into the Company’s Trust Account for the public stockholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from May 21, 2025 to June 21, 2025.