Form 10-Q
period 2025-06-30
Goldenstone Acquisition Ltd.
filed 2025-08-20
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934

Common stock, par value $0.0001 per share

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

As of August 19, 2025, 2,289,246   shares of Common Stock were issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Some statements contained in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-Q may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance following our offering.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Financial Statements

GOLDENSTONE ACQUISITION LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2025	2025
ASSETS
Current assets:
Cash	$4,224	$14,692
Prepaid expenses	-	2,500
Prepaid income taxes	249,234	287,911
Prepaid franchise taxes	13,565	26,165
Total current assets	267,023	331,268

Dividend receivable	64,254	66,155
Cash and Investments held in Trust Account	19,013,705	18,666,931
TOTAL ASSETS	$19,344,982	$19,064,354

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$1,076,483	$884,628
Working capital and extension loans - related party	3,301,966	2,976,966
Due to related parties	25,000	25,000
Business combination deposits	200,000	200,000
Payables due to redeeming stockholders	13,893,689	-
Excise tax payable	600,958	462,021
Total current liabilities	19,098,096	4,548,615

Deferred tax liability	13,493	13,893
Deferred underwriting discounts and commissions	2,012,500	2,012,500
TOTAL LIABILITIES	21,124,089	6,575,008

Commitments and contingencies

Common stock subject to possible redemption, 442,996 and 1,595,871 shares at redemption value of $12.21 and $11.91 per share as of June 30, 2025 and March 31, 2025, respectively	5,407,908	19,007,601

Stockholders’ deficit:
Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,846,250 shares issued and outstanding as of June 30, 2025 and March 31, 2025	185	185
Additional paid-in capital	-	-
Accumulated deficit	(7,187,200)	(6,518,440)
Total stockholders’ deficit	(7,187,015)	(6,518,255)

TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT	$19,344,982	$19,064,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024

Formation and operating costs	$(379,823)	$(515,363)
Franchise tax expenses	(12,600)	(12,300)
Loss from operations	(392,423)	(527,663)

Other income:
Interest earned on investment held in Trust Account	194,873	693,260

(Loss) income before income taxes	(197,550)	165,597

Income taxes provision	(38,277)	(143,002)

Net (loss) income	$(235,827)	$22,595

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,443,844	4,618,319
Basic and diluted net income per share, common stock subject to possible redemption	$0.04	$0.05
Basic and diluted weighted average shares outstanding, common stock attributable to Goldenstone Acquisition Limited	1,846,250	1,846,250
Basic and diluted net loss per share, common stock attributable to Goldenstone Acquisition Limited	$(0.16)	$(0.12)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three Months Ended June 30, 2025
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2025	1,846,250	$185	$-	$(6,518,440)	$(6,518,255)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(293,996)	(293,996)
Excise tax payable attributable to redemption of common stock	-	-	-	(138,937)	(138,937)
Net loss	-	-	-	(235,827)	(235,827)
Balance - June 30, 2025	1,846,250	$185	$-	$(7,187,200)	$(7,187,015)

	For the Three Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2024	1,846,250	$185	$-	$(4,622,035)	$(4,621,850)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(785,092)	(785,092)
Excise tax payable attributable to redemption of common stock	-	-	-	(380,443)	(380,443)
Net income	-	-	-	22,595	22,595
Balance - June 30, 2024	1,846,250	$185	$-	$(5,764,975)	$(5,764,790)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024

Cash Flows from Operating Activities:
Net (loss) income	$(235,827)	$22,595
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(194,873)	(693,260)
Deferred tax benefit	(400)	(6,750)
Change in operating assets and liabilities:
Prepaid expenses	2,500	20,250
Prepaid income taxes	38,677	-
Prepaid franchise taxes	12,600	-
Accrued expenses	191,855	295,446
Income tax payable	-	149,752
Franchise tax payable	-	12,300
Net Cash Used in Operating Activities	(185,468)	(199,667)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	-	38,044,345
Purchase of investment held in Trust Account	(150,000)	(250,000)
Withdrawal of investment held in Trust Account to pay taxes	-	653,510
Net Cash (Used in) Provided by Investing Activities	(150,000)	38,447,855

Cash Flows from Financing Activities:
Redemption of common stock	-	(38,044,345)
Proceeds from working capital and extension loans from related party	325,000	310,000
Repayments of working capital loans from related party	-	(100,000)
Net Cash Provided by (Used in) Financing Activities	325,000	(37,834,345)

Net Change in Cash	(10,468)	413,843

Cash at beginning of period	14,692	30,823

Cash at end of period	$4,224	$444,666

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Financing Activities
Excise tax payable attributable to redemption of common stock	$138,937	$380,443
Accretion of subsequent measurement of common stock subject to redemption value	$293,996	$785,092
Payables due to redeeming stockholders	$13,893,689	$-

The accompanying notes are an integral part of these unaudited condensed consolidated   financial statements.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Company has selected March 31 as its fiscal year end. As of June 30, 2025 and March 31, 2025, the Company had not commenced any operations. For the period from September 9, 2020 (inception) to June 30, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below) and to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company also issued 57,500 shares of Common Stock (the “Representative Shares”) to Maxim Group LLC and/or its designees (“Maxim”) as part of representative compensation. The Representative Shares   are identical to the Common Stock sold as part of the Public Units, except that Maxim Group LLC has agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. In addition, Maxim Group LLC has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 12 months (or up to 21 months if the Company extends the period of time to consummate a Business Combination  ) from the effective date of its registration statement (see Extension of the Deadline to Complete an Initial Business Combination section below). The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the offering pursuant to Rule 5110(e)(1) of FINRA’s Rules. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated nor may they be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of this offering except to any underwriter and selected dealer participating in the offering and their officers or partners, registered persons or affiliates. The Company used a Black-Scholes option-pricing Model that values the Representative Shares granted to Maxim Group LLC and/or its designees. The key inputs into the Binomial model were (i) risk- free interest rate of 0.75%, (ii) volatility of 12.96%, (iii) expected life of 1 year, and (iv) 85% probability of business combination. According to the Black-Scholes option-pricing model, the fair value of the 57,500 Representative Shares was approximately $441,025 or $7.67 per share, and were recorded as offering costs during the three months ended March 31, 2022.

The Company also sold to Maxim, for $100, a Unit Purchase Option (“UPO”) to purchase 270,250 Units exercisable at $11.00 per Unit, for an aggregate exercise price of $2,972,750, commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The UPO may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of the $100 cash payment and the fair value of $208,093, or $0.77   per Unit, as a cost of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The fair value of the UPO granted to Maxim was estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 1.61%, (3) expected life of 5 years and (4) 85% probability of successful combination.

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

For the three months ended June 30, 2025 and 2024, the Company withdrew $0 and $653,510 to pay for income taxes and franchise taxes, respectively.   As of June 30, 2025 and March 31, 2025, the Company over withdrew $249,234, net of current provision for the three months ended June 30, 2025, and $287,911, respectively, of its federal income tax payment from the Trust Account to pay for income taxes estimates. The Company will deposit this balance back to the Trust Account as soon as the Company will receive the tax refunds from the Internal Revenue Service and to distribute the $207,991 to the redeeming shareholders tendered for redemption in June 2025.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. The requirement of having net tangible assets of at least $5,000,001 upon such consummation of a Business Combination was removed in connection with the September 21, 2023 Amendments to the Charter and Trust Agreement described below. If a shareholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

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

The Company initially had until 12 months from the closing of the Initial Public Offering (until March 21, 2023) and further provided that the Company could extend the Business Combination Period for up to 9 additional months in three-month increments provided that the Company deposited into trust $575,000 for each three-month extension. On September 21, 2023, the Charter and the Trust Agreement were amended to extend the date by which the Company has to consummate a business combination up to nine (9) times, each such extension for an additional one (1) month period, from September 21, 2023 to June 21, 2024, provided that the Company deposited into the trust the sum of $100,000 for each one month extension. On June 18, 2024, the Charter and the Trust Agreement were further amended to (i) extend the date by which Company has to consummate a business combination to June 21, 2025 provided that the Company deposits a sum of $50,000 for each one month extended (for a total of up to 39 months to complete a Business Combination) (the “Combination Period”) and (ii) remove the requirement for the Company to have at least $5,000,001 in net tangible assets upon completion of a Business Combination. On June 18, 2025, the Charter and the Trust Agreement were amended to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period, from June 21, 2025 to June 21, 2026, provided that the Company deposited into the trust the sum of $50,000 for each one month extension   (see Extension of the Deadline to Complete an Initial Business Combination section below).

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

On June 26, 2024, the Company entered into a Business Combination Agreement (the “Agreement”) with Infintium, Pacifica Acquisition Corp., a Delaware corporation (“Merger Sub 2”) and wholly-owned subsidiary of the Registrant, and Yan (Chris) Feng, solely in his capacity as representative, agent and attorney-in-fact of Infintium Securityholders (the “Securityholder Representative,” and, together with Infintium, the Company, Merger Sub, the “Parties”), pursuant to which Merger Sub 2 will merge with and into Infintium (the “Merger”), with Infintium surviving the Merger as a wholly-owned subsidiary of the Company. In connection with the Merger, the Company will change its name to “Infintium Fuel Cell Systems Holdings, Inc.” The board of directors of the Company has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated by the Agreement and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Registrant once the Registration Statement has been declared effective. The Company filed its initial Form S-4 Registrant Statement on January 30, 2025 and filed two amendments to the Form S-4 on April 24, 2025, May 14, 2025, June 20, 2025, July 18, 2025, and August 5, 2025, however, there is no assurance that the Registration Statement will be declared effective or that the Business Combination will be completed.

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

On September 21, 2023, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to nine (9) times (the “Third Extension”), each such extension for an additional one (1) month period (each an “Extension”), from September 21, 2023 to June 21, 2024 (such date actually extended being referred to as the “Extended Termination Date”). The Company’s stockholders also approved an amendment to the Investment Management Trust Agreement, dated March 16, 2022 by and between the Company and Continental Stock Transfer & Trust Company, to provide that the time for the Company to complete its initial business combination (the “Business Combination Period”) under the Trust Agreement from September 21, 2023 to June 21, 2024 (the “Trust Amendment”) provided that the Company deposits into the Trust Account established in connection with the Company’s initial public offering (the “Trust Account”) the sum of $100,000 for each one month extended. In addition, the Company’s stockholders approved an amendment (the “NTA Amendment”) to Article Sixth, Paragraph D of the Charter to remove the net tangible asset requirement (the “NTA Requirement”) to no longer require that the Company will not consummate any business combination unless it (i) has net tangible assets of at least $5,000,001 upon consummation of such business combination, or (ii) is otherwise exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The requirement of having net tangible assets of at least $5,000,001 upon such consummation of a Business Combination was removed in connection with the September 21, 2023 amendments to the Trust and Charter Agreement. As a result, from September 2023 through May 2024, a total of nine deposits of $100,000 were   made into the Trust Account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the Third Extension, the new deadline for completion of an initial business combination was extended to June 21, 2024, the ninth additional month of the Third Extension.

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

On June 18, 2025, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended on September 21, 2023 and June 18, 2024, to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period, from June 21, 2025 to June 21, 2026. In connection with the stockholders’ vote at the Annual Meeting, 1,152,875 shares of common stock were tendered for redemption. As a result, $13,510,111 (approximately $11.72 per share) has been removed from the Company’s Trust Account in July 2025 to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as United States income taxes and franchise taxes, but not including any excise tax, since that date. As of June 30, 2025, payables due to the redeeming shareholders of the 1,152,875 shares amounted to $13,893,689 (approximately $12.05 per share), among which, $13,510,111 were paid in July 2025 with the balance of $207,991 to be paid upon settlement of the income taxes refunds and the balance of $175,587 to be paid directly from the Trust Account subsequent to this filing. Following redemptions, the Company has 442,996 shares of public common stock outstanding. Pursuant to the Fifth Extension, the Company has deposited a total of two of $50,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by two months to August 21, 2025. Because the redeeming stockholders submitted their notices of redemption, and approval of the extension occurred prior to July 1, 2025, the redemption amount is included in the accompanying condensed consolidated balance sheet as of June 30, 2025 as a liability, and the related shares are not included in the number of outstanding shares of common stock subject to possible redemption as of June 30, 2025.

Liquidity and Going Concern

As of June 30, 2025, the Company had $4,224 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering and working capital   deficit of $4,937,384, net of $13,893,689 payables due to redeeming stockholders to be paid out from the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 205-40, “Presentation   of Financial Statements - Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by August 21, 2025, if not further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s three months ended June 30, 2025 and for the year ended March 31, 2025 and 2024 excise tax expense as there were redemptions by the public stockholders in June 2025, June 2024, and October 2023; as a result, the Company recorded $600,958 and $462,021 excise tax liability as of June 30, 2025 and March 31, 2025, with corresponding charge to accumulated deficit. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s charge to accumulated deficit in future periods. The excise tax return for the year ended March 31, 2024 in the amount of $81,578 are required to be filed by October 31, 2024. The excise tax return for the year end ending March 31, 2025 in the amount of $380,443 are required to be filed by July 31, 2025. As of the date of this filing, the Company has not filed its March 31, 2025 and 2024 excise tax return,   and has not paid the excise taxes when due, and estimated that the interest and penalties will be immaterial   to the Company’s unaudited condensed consolidated financial statements   as of June 30, 2025.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statement are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operating   results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended March 31, 2025, filed with the Securities and Exchange Commission on June 16, 2025.   The accompanying condensed consolidated balance sheet as of March 31, 2025 has been derived from our audited financial statements included in Form 10-K.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.   All intercompany transactions and balances are eliminated in consolidation.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and March 31, 2025.

Dividend receivable

Dividend receivable represents Trust earnings from the last month of the reporting period that are not added to the balance of the Trust Account until the next month.

Investments Held in Trust Account

As of June 30, 2025 and March 31, 2025, $19,013,705 and $18,666,931, respectively, of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. As of June 30, 2025 and March 31, 2025, the Company over withdrew $249,234, net of current provision for the three months ended June 30, 2025, and $287,911, respectively, of its federal income tax payment from the Trust Account to pay for income taxes estimates. The Company will deposit this balance back to the Trust Account as soon as the Company will receive the tax refunds from the Internal Revenue Service and to distribute the $207,991 to the redeeming shareholders tendered for redemption in June 2025.

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through June 30, 2025 and 2024.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and March 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was deemed   to be dividends paid to the public stockholders. For the three months ended June 30, 2025 and March 31, 2025, the Company has not considered the effect of a) the Public and Private Warrants sold in the Initial Public Offering to purchase an aggregate of 6,101,250 shares, b) the Public and Private Rights that will automatically convert into an aggregate of 610,125 shares upon consummation of its initial Business Combination, c) the Unit Purchase Option (“UPO”) to purchase up to 270,250 Units, which include  s an option to purchase 270,250 shares, option to purchase an aggregate of 270,250 shares from the exercise of warrants, and 27,025 shares automatically converted from the 270,250 rights upon consummation of its initial Business Combination, and d) up to 232,500 Private Units upon optional conversion of the Working Capital and Extension Loans, in the calculation of diluted net income (loss) per share, since the exercise of the Public and Private Warrants, the effect of the Public and Private Rights, the exercise of the UPO, and the conversion of the Working Capital and Extension Loans are contingent upon the occurrence of future events and the inclusion of these financial securities would be anti-dilutive. The Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net income (loss) per share presented in the statement  s of operations is based on the following:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
Net (loss) income	$(235,827)	$22,595
Accretion of redeemable common stock to redemption value	(293,996)	(785,092)
Net loss including accretion of redeemable common stock to redemption value	$(529,823)	$(762,497)

	For the Three Months Ended		For the Three Months Ended
	June 30, 2025		June 30, 2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(232,511)	(297,312)	$(544,732)	$(217,765)
Accretion of initial and subsequent measurement of common stock subject to redemption value	293,996	-	785,092	-
Allocation of net income (loss)	$61,485	(297,312)	$240,360	$(217,765)
Denominators:
Weighted-average shares outstanding	1,443,844	1,846,250	4,618,319	1,846,250
Basic and diluted net income (loss) per share	$0.04	(0.16)	$0.05	$(0.12)

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

NOTE 3 — CASH AND INVESTMENTS HELD IN TRUST ACCOUNT

As of June 30, 2025 and March 31, 2025, assets held in the Trust Account were comprised of $19,013,705 and $18,666,931, respectively, in cash and money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and March 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025	March 31, 2025
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$19,013,705	$18,666,931

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

As of June 30, 2025 and March 31, 2025, the common stock subject to possible redemption reflected on the unaudited condensed balance sheets are reconciled in the following table:

	Shares	Amount
Common stock subject to possible redemption, March 31, 2024	4,991,461	$55,426,618
Redemption of common stock	(3,395,590)	(38,044,345)
Plus:
Subsequent accretion of carrying value to redemption value		1,625,328
Common stock subject to possible redemption, March 31, 2025	1,595,871	19,007,601
Payables due to redeeming stockholders	(1,152,975)	(13,893,689)
Plus:
Subsequent accretion of carrying value to redemption value		293,996
Common stock subject to possible redemption, June 30, 2025	442,996	$5,407,908

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

As of June 30, 2025 and March 31, 2025, there were 1,437,500 Insider Shares issued and outstanding.

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

The Company had until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement to be entered into between the Company and the trustee, in order to extend the time available for the Company to consummate its initial Business Combination, its sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,725,000, or $0.30 per share if the Company extends for the full nine months). On September 21, 2023, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to nine (9) times, each such extension for an additional one month period, from September 21, 2023 to June 21, 2024, and must deposit into the Trust Account in the sum of $100,000 for each one month extended. On June 18, 2024, the Company’s stockholders approved a second amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one month period, from June 21, 2024 to June 21, 2025, and must deposit into the Trust Account in the sum of $50,000 for each one month extended. On June 18, 2025, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended on September 21, 2023 and June 18, 2024, to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period, from June 21, 2025 to June 21, 2026, and must deposit into the trust account in the sum of $50,000 for each one month extended. Any such payments would be made in the form of a loan.   Any such loans will be non-interest bearing and payable upon the consummation of its initial Business Combination. If the Company completes its initial Business Combination, the Company would either repay such loaned amounts out of the proceeds of the Trust Account released to the Company, or up to $1,725,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender. The Sponsor has informed Goldenstone that it does not anticipate converting any of the loans into private units.

As of June 30, 2025 and March 31, 2025, the Company had $3,301,966 and $2,976,966, respectively, of borrowings under the working capital and extension loans.

Administrative Services Agreement and Service Fees

The Company is obligated, commencing from the closing of the Initial Public Offering and for 12 months, to pay the sponsor’s affiliate and officers of the Company, a monthly fee of $25,000 for general and administrative services including office space, utilities, secretarial support and officers’ services to the Company. The Administrative Services Agreement and the service fees to be paid to the officers will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public stockholders. Such administrative services agreement and services fees were   ended on March 31, 2023. As both of June 30, 2025 and March 31, 2025, the balance due to the officers of the Company for general and administrative services amounted to $25,000.

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

The potential for further changes in trade policies, including new tariffs or changes to existing ones, introduces uncertainty regarding future costs and the Company’s overall financial performance. The Company monitors these developments closely and will continue to evaluate their potential impact on its operations, financial condition, and results of operations. The ultimate financial impact of these uncertainties is difficult to quantify at this time.

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

The underwriters have agreed to waive their rights to the deferred underwriting commission of 3.5% of the gross proceeds of the Initial Public Offering, or $2,012,500, held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period. This amount is included as a liability in the accompanying condensed consolidated balance sheets.

Unit Purchase Option

The Company also sold to Maxim for $100 a Unit Purchase Option (“UPO”) to purchase 270,250 Units exercisable at $11.00 per Unit, an aggregate exercise price of $2,972,750, commencing on the later of the first anniversary the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment and the fair value of $208,093, or $0.77   per Unit, as a cost of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The fair value of the UPO granted to Maxim was estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 1.61%, (3) expected life of five years and (4) 85% probability of successful combination.

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

NOTE 8 — STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 15,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2025 and March 31, 2025, there were 1,846,250 shares of common stock issued and outstanding, respectively,    which does not include common stock subject to possible redemption.

Rights

As of June 30, 2025 and March 31, 2025, there were 5,750,000 Public Rights and 351,250 Private Rights outstanding.  Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of its initial Business Combination. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company accounted for the 5,750,000 rights issued with the IPO as equity instruments in accordance with ASC 480 and ASC 815. The Company accounted for the rights as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the rights is approximately $4.4 million, or $0.76 per Right, using the Black-Scholes Option Pricing Model. The fair value of the rights is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 0.75%, (3) expected life of 1 year, (4) exercise price of $0.00 and (5) stock price of $9.03.

Warrants

As of June 30, 2025 and March 31, 2025, there were 5,750,000 Public Warrants and 351,250 Private Warrants outstanding.  Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the Initial Public Offering. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

NOTE 9 — INCOME TAXES

The Company’s taxable income primarily consists of interest earned on investment held in Trust Account.

The income tax provision (benefit) consists of the following:

	For the Three Months Ended	For the Three Months Ended
	June 30, 2025	June 30, 2024

Current
Federal	$38,677	$149,752
State	—	—
Deferred
Federal	(399)	(6,750)
State	—	—
Income tax provision	$38,277	$143,002

The Company’s effective tax rate was (19.4) % and 86.4% for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets.

The Company’s net deferred tax assets (liabilities) were as follows as of:

	June 30, 2025	March 31, 2025
Deferred tax assets:
Start-up/organization costs	$655,503	$575,740
Deferred tax liability:
Accrued dividend income	(13,493)	(13,892)
Total deferred tax assets	642,010	561,848
Valuation allowance	(655,503)	(575,740)
Deferred tax liability, net	$(13,493)	$(13,892)

As of June 30, 2025 and March 31, 2025, the Company had $3,121,444 and $2,741,621 of U.S. federal and state gross deferred tax assets on start-up/organization costs carryovers available to offset future taxable income over the period of 180 months upon the consummation of the Business Combination. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance of $655,503 and $575,740 as of June 30, 2025 and March 31, 2025, respectively. The valuation allowance increased by $79,763 from March 31, 2025 to June 30, 2025.

As of June 30, 2025 and March 31, 2025, the Company prepaid income taxes of $249,234, net of current provision for the three months ended June 30, 2025, and $287,911, respectively. The Company withdrew the prepaid income taxes balance from the Trust Account as the Company was required to pay estimated federal income taxes payments for the year ending March 31, 2025 based on the actual year ending March 31, 2024 federal income taxes payments during the year ended March 31, 2025. The Company is expected to receive the refunds of the prepaid income taxes balance of $287,911 once the Internal Revenue Service completes its review of the Company’s fiscal year ended March 31, 2025 federal income tax return filed in June 2025. The Company will deposit this balance back to the Trust Account as soon as the Company will receive the tax refunds from the Internal Revenue Service and to distribute the $207,991 to the redeeming shareholders tendered for redemption in June 2025.

NOTE 10 — SEGEMNT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements   information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying unaudited condensed consolidated   financial statements using the retrospective method of adoption.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
Professional service fee in connection with the Business Combination	$(53,850)	$(210,000)
Other formation and operating costs	(325,973)	(305,363)
Franchise tax expenses	(12,600)	(12,300)
Interest earned on investment held in Trust Account	194,873	693,260
Income taxes provision	(38,277)	(143,002)
Net (loss) income	$(235,827)	$22,595

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

In July 2025, the Company issued an unsecured promissory note in the principal amount of $50,000 to the Sponsor. The proceeds of the promissory note were deposited into the Company’s Trust Account for the public stockholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from July 21, 2025 to August 21, 2025.

In July 2025, in connection with the stockholder’s vote at the Special Meeting, 1,152,875 shares of common stock were tendered for redemption and $13,510,111 (approximately $11.72 per share) was withdrawn from the Company’s Trust Account to pay such holders  with the balance of $207,991 to be paid upon settlement of the income taxes refunds and the balance of $175,587 to be paid subsequent to this filing.

In July 2025, the Company withdrew $324,396 from the Trust Account for the purpose of paying the estimated federal income taxes payments for the year ending March 31, 2026.

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

If we have not completed our initial business combination by August 21, 2025 if we don’t further extend  , we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Business Combination Agreement

On January 12  , 2024, the Company entered into a nonbinding LOI for a potential business combination with Infintium Fuel Cell Systems, Inc., a Delaware corporation (“Infintium”) and Infintium made a non-refundable earnest money deposit of $200,000 (“Earnest Money”) to proceed with the Company for the potential business combination. Such deposit is intended to cover the business combination expenses of the Company for which Infintium is responsible. If the potential business combination fails to occur and the LOI or the LOI or any subsequent definitive agreements are terminated by either party due to reasons not attributable to Infintium, the Company will be required to return the Earnest Money to Infintium.

On June 26, 2024, the Company entered into a Business Combination Agreement (the “Agreement”) with Infintium, Pacifica Acquisition Corp., a Delaware corporation (“Merger Sub”) and wholly-owned subsidiary of the Registrant, and Yan (Chris) Feng, solely in his capacity as representative, agent and attorney-in-fact of Infintium Securityholders (the “Securityholder Representative,” and, together with Infintium, the Company, Merger Sub, the “Parties”), pursuant to which Merger Sub will merge with and into Infintium (the “Merger”), with Infintium surviving the Merger as a wholly-owned subsidiary of the Company. In connection with the Merger, the Company will change its name to “Infintium Fuel Cell Systems Holdings, Inc.” The board of directors of the Company has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated by the Agreement and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Registrant once the Registration Statement has been declared effective. The Company filed its initial Form S-4 Registrant Statement on January 30, 2025 and filed four amendments to the Form S-4 on April 24, 2025, May 14, 2025, June 20, 2025, July 18, 2025, and August 5, 2025, however, there is no assurance that the Registration Statement will be declared effective or that the Business Combination will be completed

Extension of the Deadline to Complete an Initial Business Combination

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

On September 21, 2023, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to nine (9) times (the “Third Extension”), each such extension for an additional one (1) month period (each an “Extension”), from September 21, 2023 to June 21, 2024 (such date actually extended being referred to as the “Extended Termination Date”). The Company’s stockholders also approved an amendment to the Investment Management Trust Agreement, dated March 16, 2022 by and between the Company and Continental Stock Transfer & Trust Company, to provide that the time for the Company to complete its initial business combination (the “Business Combination Period”) under the Trust Agreement from September 21, 2023 to June 21, 2024 (the “Trust Amendment”) provided that the Company deposits into the Trust Account established in connection with the Company’s initial public offering (the “Trust Account”) the sum of $100,000 for each one month extended. In addition, the Company’s stockholders approved an amendment (the “NTA Amendment”) to Article Sixth, Paragraph D of the Charter to remove the net tangible asset requirement (the “NTA Requirement”) to no longer require that the Company will not consummate any business combination unless it (i) has net tangible assets of at least $5,000,001 upon consummation of such business combination, or (ii) is otherwise exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The requirement of having net tangible assets of at least $5,000,001 upon such consummation of a Business Combination was removed in connection with the September 21, 2023 amendments to the Trust and Charter Agreement. As a result, from September 2023 through May 2024, a total of nine deposits of $100,000 were   made to the Trust Account established at the time of the Company’s initial public offering for the benefit of the public stockholders. Pursuant to the Third Extension, the new deadline for completion of an initial business combination was June 21, 2024, the ninth additional months of the Third Extension.

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

On June 18, 2025, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended on September 21, 2023 and June 18, 2024, to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period, from June 21, 2025 to June 21, 2026. In connection with the stockholders’ vote at the Annual Meeting, 1,152,875 shares of common stock were tendered for redemption. As a result, $13,510,111 (approximately $11.72 per share) has been removed from the Company’s Trust Account in July 2025 to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as United States income taxes and franchise taxes, but not including any excise tax, since that date. As of June 30, 2025, payables due to the redeeming shareholders of the 1,152,875 shares amounted to $13,893,689 (approximately $12.05 per share), among which, $13,510,111 were paid in July 2025 with the balance of $207,991 to be paid upon settlement of the income taxes payments refunds and the balance of $175,587 to be paid directly from the Trust Account subsequent to this filing. Following redemptions, the Company will have 442,996 shares of public common stock outstanding, and approximately $5.1 million will remain in the Trust Account. Pursuant to the Fifth Extension, the Company has deposited a total of two of $50,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by two months to August 21, 2025. Because the redeeming stockholders submitted their notices of redemption, and approval of the extension occurred prior to July 1. 2025, the redemption amount is included in the accompanying condensed consolidated balance sheet as of June 30, 2025 as a liability, and the related shares are not included in the number of outstanding shares of common stock subject to possible redemption as of June 30, 2025.

Results of Operations

Our entire activity since inception up to June 30, 2025 has been limited to organizational activities as well as activities related to the IPO and to consummate a Business Combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. On June 26, 2024, the Company entered into a Business Combination Agreement as discussed above. The Company filed its initial Form S-4 Registrant Statement on January 30, 2025 and filed four amendments to the Form S-4 on April 24, 2025, May 14, 2025, June 20, 2025, July 18, 2025, and August 5, 2025, however, there is no assurance that the Registration Statement will be declared effective or that the Business Combination will be completed.

For the three months ended June 30, 2025, we incurred a net loss of $235,827, which consisted of formation and operating costs of $379,823, franchise tax expense of $12,600, and income taxes provision of $38,277, partially offset by interest income on the Trust Account of $194,873.

For the three months ended June 30, 2024, we generated a net income of $22,595, which consisted of interest income on the Trust Account   of $693,260, partially offset   by formation and operating costs of $515,363, franchise tax expense of $12,300 and income taxes provision of $143,002.

Liquidity and Going Concern

As of June 30, 2025, we had $4,224 in cash in our operating account as compared to cash of $14,692 at March 31, 2025 and working   capital deficit of $4,937,384, net of $13,893,689 payables due to redeeming stockholders to be paid out from the Trust Account, as compared to $4,217,347 at March 31, 2025. The change in liquidity is attributable to cash used in operating activities of $185,468, cash used in investing activities of $150,000, and partially offset   by cash provided by financing activities of $325,000.

For the three months ended June 30, 2025, there was $185,468 of cash used in operating activities resulting from interest income earned on investment held in Trust Account amounting to $194,873, net loss of $235,827, and non-cash deferred tax benefit of $400, and partially offset   by the decrease in prepaid expenses of $2,500, the decrease in prepaid income taxes of $38,677, the decrease in prepaid franchise taxes of $12,600, and the increase in accrued expenses of $191,855.

For the three months ended June 30, 2024, there was $199,667 of cash used in operating activities resulting from interest income earned on investment held in Trust Account amounting to $693,260, and non-cash deferred tax benefit of $6,750, and partially offset   by net income of $22,595, the decrease in prepaid expenses of $20,250, the increase in accrued expenses of $295,446, the increase in income tax payable of $149,752, and the increase in franchise tax payable of $12,300.

For the three months ended June 30, 2025, cash used in investing activities was $150,000, primarily due to the purchase of investments held   in the Trust Account and the source of the funds was from extension loans made by the Sponsor to cover extension deposits. There were no withdrawals from the Trust Account during the period.

For the three months ended June 30, 2024, there was $38,447,855 of cash provided by investing activities resulting from the withdrawal of an investment held in the Trust Account for payment to redeeming stockholders of $38,044,345, the withdrawal of an investment held in the Trust Account amounting to $653,510 was to pay estimate income taxes, offset by the purchase of investment held in Trust Account amounting to $250,000 and the source of the funds was from extension loans made by the Sponsor to cover extension deposits.

For the three months ended June 30, 2025, cash provided by financing activities was $325,000, primarily from proceeds of working capital and extension loans from our Sponsor.

For the three months ended June 30, 2024, there was $37,834,345 of cash used in financing activities resulting from the redemption of common stock of $38,044,345 and repayments of working capital loans from our Sponsor amounting to $100,000, partially offset   by the proceeds from working capital and extension loans from our Sponsor amounting to $310,000.

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

We had until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if we anticipate that we   may not be able to consummate our initial Business Combination within 12 months, we may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and the trustee, in order to extend the time available for us to consummate our initial Business Combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,725,000, or $0.30 per share if the Company extends for the full nine months). On September 21, 2023, our stockholders approved the amendment to our Amended and Restated Certificate of Incorporation to extend the date by which we have to consummate a business combination up to nine (9) times, each such extension for an additional one month period, from September 21, 2023 to June 21, 2024, and must deposit into the Trust Account in the sum of $100,000 for each one month extended. On June 18, 2024, the Company’s stockholders approved a second amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one month period, from June 21, 2024 to June 21, 2025, and must deposit into the Trust Account in the sum of $50,000 for each one month extended. Any such payments would be made in the form of a loan. On June 18, 2025, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended on September 21, 2023 and June 18, 2024, to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period, from June 21, 2025 to June 21, 2026, and must deposit into the trust account in the sum of $50,000 for each one month extended. Any such loans will be non-interest bearing and payable upon the consummation of our initial Business Combination. If we complete our initial Business Combination, we would either repay such loaned amounts out of the proceeds of the Trust Account released to us, or up to $1,725,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender.   The Sponsor has informed Goldenstone that it does not anticipate converting any of the loans into private units.

As of June 30, 2025 and March 31, 2024, we had $3,301,966 and $2,976,9660, respectively, of borrowings under the working capital and extension loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards    Board’s Accounting Standards Codification Subtopic 205-40, “Presentation   of Financial Statements - Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans. In addition, if we are unable to complete a Business Combination within the Combination Period by August 21, 2025, if not further extended, our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such conditions raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do   not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07” or “Topic 280). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. We adopted ASU 2023-07 for the year ended March 31, 2025, and during the three months ended June 30, 2025, and provided the requiring disclosure in the accompanying notes to the unaudited condensed consolidated financial statements.

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

Underwriting Agreement

We sold to the underwriters, for $100, a Unit Purchase Option (“UPO”) to purchase 270,250 Units exercisable at $11.00 per Unit, an aggregate exercise price of $2,972,750, commencing on the later of the first anniversary the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer/chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting that are described below.

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

Identification of Material Weaknesses in Internal Control Over Financial Reporting

Management determined that our internal control over financial reporting was not operating effectively as of June 30, 2025, to provide reasonable assurance that:

(1) the withdrawals from the Trust comply with the terms of the Investment Management Trust Agreement, authorized and supported by appropriate documentation and used for the stated purpose,

(2) the redemption payments are accurate based on a verification of funds available for withdrawal and supported by stockholder delivery of a valid redemption notice, and

(3) financial instruments are appropriately valued and disclosed within the financial statements.

Based on our assessment of these control deficiencies as material weaknesses, management determined that we did not maintain effective internal control over financial reporting as of June 30, 2025.

Management is in the process of implementing remediation steps to improve our internal control over financial reporting. Specifically, we performed sufficient detail review over the calculation of complex financial instruments and plan to communicate to the redemption stockholders in late August 2025 for additional payment to be paid in August 2025. We plan to remediate the deficiency by reevaluating the estimated income tax and deposit the excess withdrawal made in July 2025 back to the Trust Account in late August 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described above related to the material weaknesses in internal control over financial reporting that were identified during the most recent fiscal quarter.

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

Not applicable.

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

Dated: August 19, 2025	GOLDENSTONE ACQUISITION LIMITED

	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)