Form 10-Q
period 2025-09-30
Goldenstone Acquisition Ltd.
filed 2025-11-19
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 19, 2025, 2,289,246   shares of Common Stock were issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Financial Statements

GOLDENSTONE ACQUISITION LIMITED

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2025	2025
ASSETS
Current assets:
Cash	$371,603	$14,692
Prepaid expenses	274	2,500
Prepaid income taxes	22,974	287,911
Prepaid franchise taxes	5,165	26,165
Total current assets	400,016	331,268

Dividend receivable	17,476	66,155
Cash and Investments held in Trust Account	5,330,210	18,666,931
TOTAL ASSETS	$5,747,702	$19,064,354

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$1,178,726	$884,628
Working capital and extension loans - related party	3,301,966	2,976,966
Due to related parties	25,000	25,000
Business combination deposits	200,000	200,000
Payables due to redeeming stockholders	383,578	-
Excise tax payable	600,958	462,021
Total current liabilities	5,690,228	4,548,615

Deferred tax liability	3,670	13,893
Deferred underwriting discounts and commissions	2,012,500	2,012,500
TOTAL LIABILITIES	7,706,398	6,575,008

Commitments and contingencies

Common stock subject to possible redemption, 442,996 and 1,595,871 shares at redemption value of $12.59 and $11.91 per share as of September 30, 2025 and March 31, 2025, respectively	5,577,204	19,007,601

Stockholders’ deficit:

Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,846,250 shares issued and outstanding as of September 30, 2025 and March 31, 2025	185	185
Additional paid-in capital	-	-
Accumulated deficit	(7,536,085)	(6,518,440)
Total stockholders’ deficit	(7,535,900)	(6,518,255)

TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT	$5,747,702	$19,064,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Formation and operating costs	$(198,884)	$(113,854)	$(578,707)	$(629,217)
Franchise tax expenses	(8,400)	(13,832)	(21,000)	(26,132)
Loss from operations	(207,284)	(127,686)	(599,707)	(655,349)

Other income:
Interest earned on investment held in Trust Account	54,234	232,158	249,107	925,418

(Loss) income before income taxes	(153,050)	104,472	(350,600)	270,069

Income taxes provision	(26,539)	(45,848)	(64,816)	(188,850)

Net (loss) income	$(179,589)	$58,624	$(415,416)	$81,219

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	442,996	1,595,871	940,685	3,098,837
Basic and diluted net income per share, common stock subject to possible redemption	$0.23	$0.13	$0.18	$0.15
Basic and diluted weighted average shares outstanding, common stock attributable to Goldenstone Acquisition Limited	1,846,250	1,846,250	1,846,250	1,846,250
Basic and diluted net loss per share, common stock attributable to Goldenstone Acquisition Limited	$(0.15)	$(0.08)	$(0.32)	$(0.21)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	For the Three and Six Months Ended September 30, 2025
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2025	1,846,250	$185	$-	$(6,518,440)	$(6,518,255)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(293,996)	(293,996)
Excise tax payable attributable to redemption of common stock	-	-	-	(138,937)	(138,937)
Net loss	-	-	-	(235,827)	(235,827)
Balance - June 30, 2025	1,846,250	185	-	(7,187,200)	(7,187,015)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(169,296)	(169,296)
Net loss	-	-	-	(179,589)	(179,589)
Balance - September 30, 2025	1,846,250	$185	$-	$(7,536,085)	$(7,535,900)

	For the Three and Six Months Ended September 30, 2024
			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2024	1,846,250	$185	$-	$(4,622,035)	$(4,621,850)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(785,092)	(785,092)
Excise tax payable attributable to redemption of common stock	-	-	-	(380,443)	(380,443)
Net income	-	-	-	22,595	22,595
Balance - June 30, 2024	1,846,250	185	-	(5,764,975)	(5,764,790)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(330,761)	(330,761)
Net income	-	-	-	58,624	58,624
Balance - September 30, 2024	1,846,250	$185	$-	$(6,037,112)	$(6,036,927)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	September 30, 2025	September 30, 2024

Cash Flows from Operating Activities:
Net (loss) income	$(415,416)	$81,219
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investment held in Trust Account	(249,107)	(925,418)
Deferred tax benefit	(10,223)	(35,347)
Change in operating assets and liabilities:
Prepaid expenses	2,226	(43,956)
Prepaid income taxes	264,937	-
Prepaid franchise taxes	21,000	-
Accrued expenses	294,098	188,828
Income tax payable	-	(358,882)
Franchise tax payable	-	26,132
Net Cash Used in Operating Activities	(92,485)	(1,067,424)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	13,510,111	38,044,345
Purchase of investment held in Trust Account	(200,000)	(400,000)
Withdrawal of investment held in Trust Account to pay taxes	324,396	731,641
Net Cash Provided by Investing Activities	13,634,507	38,375,986

Cash Flows from Financing Activities:
Redemption of common stock	(13,510,111)	(38,044,345)
Proceeds from working capital and extension loans from related party	325,000	840,000
Repayments of working capital loans from related party	-	(130,000)
Net Cash Used in Financing Activities	(13,185,111)	(37,334,345)

Net Change in Cash	356,911	(25,783)

Cash at beginning of period	14,692	30,823

Cash at end of period	$371,603	$5,040

Supplemental Cash Flow Information
Cash paid for income taxes	$81,099	$665,035
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Financing Activities
Excise tax payable attributable to redemption of common stock	$138,937	$380,443
Accretion of subsequent measurement of common stock subject to redemption value	$463,292	$1,115,853
Payables due to redeeming stockholders	$383,578	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLDENSTONE ACQUISITION LIMITED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Company has selected March 31 as its fiscal year end. As of September 30, 2025 and March 31, 2025, the Company had not commenced any operations. For the period from September 9, 2020 (inception) to September 30, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below) and to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

For the six months ended September 30, 2025, the Company withdrew $324,396 from the Trust Account and paid $81,099 for the year ended March 31, 2026 income taxes estimates with $243,297 remained in the Company’s cash account as of September 30, 2025. Subsequent to September 30, 2025, the Company deposited back the $243,297 to the Trust Account in November 2025. As of September 30, 2025 and March 31, 2025, the Company over withdrew $259,580, net of current provision for the six months ended September 30, 2025, and $287,911, respectively, of its federal income tax payment from the Trust Account to pay for income taxes estimates. In November 2025, the Company deposited the balance back to the Trust and is in the process working with the Trustee to distribute the $383,578 to the redeeming shareholders tendered for redemption in June 2025.

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

Pursuant to the terms of the Agreement, as amended, the Agreement could be terminated by either the Company or Infintium if the transactions contemplated by the Agreement were not consummated by September 30, 2025. By letter dated October 1, 2025, Infintium informed the Company that it was exercising its right to terminate the Agreement.

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

On June 18, 2025, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended on September 21, 2023 and June 18, 2024, to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period, from June 21, 2025 to June 21, 2026. In connection with the stockholders’ vote at the Annual Meeting, 1,152,875 shares of common stock were tendered for redemption. As a result, $13,510,111 (approximately $11.72 per share) has been removed from the Company’s Trust Account in July 2025 to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as United States income taxes and franchise taxes, but not including any excise tax, since that date. As of September 30, 2025, payables due to the redeeming shareholders of the 1,152,875 shares amounted to $383,578 and the Company is in the process working with the Trustee to distribute this balance to the redeeming shareholders. Following redemptions, the Company has 442,996 shares of public common stock outstanding. Pursuant to the Fifth Extension, the Company has deposited a total of five of $50,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by five months to November 21, 2025.

Liquidity and Going Concern

As of September 30, 2025, the Company had $371,603 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering and working capital deficit of $5,290,212.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by November 21, 2025, if not further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that the IR Act tax provisions have an impact to the Company’s six months ended September 30, 2025 and for the year ended March 31, 2025 and 2024 excise tax expense as there were redemptions by the public stockholders in June 2025, June 2024, and October 2023; as a result, the Company recorded $600,958 and $462,021 excise tax liability as of September 30, 2025 and March 31, 2025, with corresponding charge to accumulated deficit. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s charge to accumulated deficit in future periods. The excise tax return for the year ended March 31, 2024 in the amount of $81,578 are required to be filed by October 31, 2024. The excise tax return for the year end ending March 31, 2025 in the amount of $380,443 are required to be filed by July 31, 2025. As of the date of this filing, the Company has not filed its March 31, 2025 and 2024 excise tax return because the payment of the excise tax payable is ambiguity for the special purpose acquisition company,  and the Company has not paid the excise taxes when due, and estimated that the interest and penalties will be immaterial   to the Company’s unaudited condensed consolidated financial statements   as of September 30, 2025.

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

Segment Reporting

The Company follows Accounting Standards Codification (“ASC”) 280, “Segment Reporting” and adopted Accounting Standards Update No. 2023-07 during the year ended March 31, 2025. ASC 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The Company’s chief operating decision-maker is identified as the chief executive officer who reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by different revenues streams for purposes of allocating resources and evaluating financial performance. Based on qualitative and quantitative criteria established by ASC 280, the Company considers itself to be operating within one operating and reportable segment.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and March 31, 2025.

Dividend receivable

Dividend receivable represents Trust earnings from the last month of the reporting period that are not added to the balance of the Trust Account until the next month.

Investments Held in Trust Account

As of September 30, 2025 and March 31, 2025, $5,330,210 and $18,666,931, respectively, of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities. As of September 30, 2025 and March 31, 2025, the Company over withdrew $259,580, net of current provision for the six months ended September 30, 2025, and $287,911, respectively, of its federal income tax payment from the Trust Account to pay for income taxes estimates. In November 2025, the Company deposited the over withdrawal balance back to the Trust and is in the process working with the Trustee to distribute the $383,578 to the redeeming shareholders tendered for redemption in June 2025.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through September 30, 2025 and 2024.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and March 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was deemed   to be dividends paid to the public stockholders. For the three and six months ended September 30, 2025 and March 31, 2025, the Company has not considered the effect of a) the Public and Private Warrants sold in the Initial Public Offering to purchase an aggregate of 6,101,250 shares, b) the Public and Private Rights that will automatically convert into an aggregate of 610,125 shares upon consummation of its initial Business Combination, c) the Unit Purchase Option (“UPO”) to purchase up to 270,250 Units, which include  s an option to purchase 270,250 shares, option to purchase an aggregate of 270,250 shares from the exercise of warrants, and 27,025 shares automatically converted from the 270,250 rights upon consummation of its initial Business Combination, and d) up to 232,500 Private Units upon optional conversion of the Working Capital and Extension Loans, in the calculation of diluted net income (loss) per share, since the exercise of the Public and Private Warrants, the effect of the Public and Private Rights, the exercise of the UPO, and the conversion of the Working Capital and Extension Loans are contingent upon the occurrence of future events and the inclusion of these financial securities would be anti-dilutive. The Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Six Months Ended September 30, 2025	For the Six Months Ended September 30, 2024
Net (loss) income	$(179,589)	$58,624	$(415,416)	$81,219
Accretion of redeemable common stock to redemption value	(169,296)	(330,761)	(463,292)	(1,115,853)
Net loss including accretion of redeemable common stock to redemption value	$(348,885)	$(272,137)	$(878,708)	$(1,034,634)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2025		September 30, 2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(67,513)	$(281,372)	$(126,171)	$(145,966)
Accretion of initial and subsequent measurement of common stock subject to redemption value	169,296	-	330,761	-
Allocation of net income (loss)	$101,783	$(281,372)	$204,590	$(145,966)
Denominators:
Weighted-average shares outstanding	442,996	1,846,250	1,595,871	1,846,250
Basic and diluted net income (loss) per share	$0.23	$(0.15)	$0.13	$(0.08)

	For the Six Months Ended		For the Six Months Ended
	September 30, 2025		September 30, 2024
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(296,594)	$(582,114)	$(648,353)	$(386,281)
Accretion of initial and subsequent measurement of common stock subject to redemption value	463,292	-	1,115,853	-
Allocation of net income (loss)	$166,698	$(582,114)	$467,500	$(386,281)
Denominators:
Weighted-average shares outstanding	940,685	1,846,250	3,098,837	1,846,250
Basic and diluted net income (loss) per share	$0.18	$(0.32)	$0.15	$(0.21)

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company adopted this new guidance on April 1, 2025, and it did not have any impact on the Company’s unaudited condensed consolidated financial statements and related disclosures. The Company will provide the additional required disclosures in the year ended March 31, 2026 consolidated financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 — CASH AND INVESTMENTS HELD IN TRUST ACCOUNT

As of September 30, 2025 and March 31, 2025, assets held in the Trust Account were comprised of $5,330,210 and $18,666,931, respectively, in cash and money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and March 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025	March 31, 2025
Assets:
Trust Account - U.S. Treasury Securities Money Market Fund	1	$5,330,210	$18,666,931

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

As of September 30, 2025 and March 31, 2025, the common stock subject to possible redemption reflected on the unaudited condensed balance sheets are reconciled in the following table:

	Shares	Amount
Common stock subject to possible redemption, March 31, 2024	4,991,461	$55,426,618
Redemption of common stock	(3,395,590)	(38,044,345)
Plus:
Subsequent accretion of carrying value to redemption value		1,625,328
Common stock subject to possible redemption, March 31, 2025	1,595,871	19,007,601
Payables due to redeeming stockholders	(1,152,975)	(13,893,689)
Plus:
Subsequent accretion of carrying value to redemption value		463,292
Common stock subject to possible redemption, September 30, 2025	442,996	$5,577,204

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

As of September 30, 2025 and March 31, 2025, there were 1,437,500 Insider Shares issued and outstanding.

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

As of September 30, 2025 and March 31, 2025, the Company had $3,301,966 and $2,976,966, respectively, of borrowings under the working capital and extension loans.

Administrative Services Agreement and Service Fees

The Company is obligated, commencing from the closing of the Initial Public Offering and for 12 months, to pay the sponsor’s affiliate and officers of the Company, a monthly fee of $25,000 for general and administrative services including office space, utilities, secretarial support and officers’ services to the Company. The Administrative Services Agreement and the service fees to be paid to the officers will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public stockholders. Such administrative services agreement and services fees were ended on March 31, 2023. As both of September 30, 2025 and March 31, 2025, the balance due to the officers of the Company for general and administrative services amounted to $25,000.

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

NOTE 8 — STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 15,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2025 and March 31, 2025, there were 1,846,250 shares of common stock issued and outstanding, respectively, which does not include common stock subject to possible redemption.

Rights

As of September 30, 2025 and March 31, 2025, there were 5,750,000 Public Rights and 351,250 Private Rights outstanding.  Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of its initial Business Combination. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company accounted for the 5,750,000 rights issued with the IPO as equity instruments in accordance with ASC 480 and ASC 815. The Company accounted for the rights as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the rights is approximately $4.4 million, or $0.76 per Right, using the Black-Scholes Option Pricing Model. The fair value of the rights is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 0.75%, (3) expected life of 1 year, (4) exercise price of $0.00 and (5) stock price of $9.03.

Warrants

As of September 30, 2025 and March 31, 2025, there were 5,750,000 Public Warrants and 351,250 Private Warrants outstanding.  Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the Initial Public Offering. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

NOTE 9 — INCOME TAXES

The Company’s taxable income primarily consists of interest earned on investment held in Trust Account.

The income tax provision (benefit) consists of the following:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Current
Federal	$36,362	$74,445	$75,039	$224,197
State	—	—	—	—
Deferred
Federal	(9,823)	(28,597)	(10,223)	(35,347)
State	—	—	—	—
Income tax provision	$26,539	$45,848	$64,816	$188,850

The Company’s effective tax rate was (17.3) % and 43.9% for the three months ended September 30, 2025 and 2024, respectively. The Company’s effective tax rate was (18.5) % and 69.9% for the six months ended September 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to the valuation allowance on the deferred tax assets.

The Company’s net deferred tax assets (liabilities) were as follows as of:

	September 30, 2025	March 31, 2025
Deferred tax assets:
Start-up/organization costs	$697,269	$575,740
Deferred tax liability:
Accrued dividend income	(3,669)	(13,892)
Total deferred tax assets	693,600	561,848
Valuation allowance	(697,269)	(575,740)
Deferred tax liability, net	$(3,669)	$(13,892)

As of September 30, 2025 and March 31, 2025, the Company had $3,320,328 and $2,741,621 of U.S. federal and state gross deferred tax assets on start-up/organization costs carryovers available to offset future taxable income over the period of 180 months upon the consummation of the Business Combination. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance of $697,269 and $575,740 as of September 30, 2025 and March 31, 2025, respectively. The valuation allowance increased by $121,529 from March 31, 2025 to September 30, 2025.

As of September 30, 2025 and March 31, 2025, the Company prepaid income taxes of $22,974, net of current provision for the six months ended September 30, 2025, and $287,911, respectively. The Company withdrew the prepaid income taxes balance from the Trust Account as the Company was required to pay estimated federal income taxes payments for the year ending March 31, 2025 based on the actual year ending March 31, 2024 federal income taxes payments during the year ended March 31, 2025. In September 2025, the Company received the refunds of the prepaid income taxes balance of $270,998, net of $16,914 late payment interest and penalty for the year ended March 31, 2024 estimated tax payment.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Professional service fee in connection with the Business Combination	$(99,955)	$-	$(268,100)	$(210,000)
Other formation and operating costs	(98,929)	(113,854)	(310,607)	(419,217)
Franchise tax expenses	(8,400)	(13,832)	(21,000)	(26,132)
Interest earned on investment held in Trust Account	54,234	232,158	249,107	925,418
Income taxes provision	(26,539)	(45,848)	(64,816)	(188,850)
Net (loss) income	$(179,589)	$58,624	$(415,416)	$81,219

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

In October 2025, the Company issued two unsecured promissory note in the principal amount of $100,000 to the Sponsor. The proceeds of the promissory note were deposited into the Company’s Trust Account for the public stockholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from September 21, 2025 to November 21, 2025.

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

Pursuant to the terms of the Agreement, as amended, the Agreement could be terminated by either the Company or Infintium if the transactions contemplated by the Agreement were not consummated by September 30, 2025. By letter dated October 1, 2025, Infintium informed the Company that it was exercising its right to terminate the Agreement.

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

On June 18, 2025, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended on September 21, 2023 and June 18, 2024, to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period, from June 21, 2025 to June 21, 2026. In connection with the stockholders’ vote at the Annual Meeting, 1,152,875 shares of common stock were tendered for redemption. As a result, $13,510,111 (approximately $11.72 per share) has been removed from the Company’s Trust Account in July 2025 to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as United States income taxes and franchise taxes, but not including any excise tax, since that date. As of September 30, 2025, payables due to the redeeming shareholders of the 1,152,875 shares amounted to $383,578 and the Company is in the process working with the Trustee to distribute this balance to the redeeming shareholders. Following redemptions, the Company has 442,996 shares of public common stock outstanding. Pursuant to the Fifth Extension, the Company has deposited a total of five of $50,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by five months to November 21, 2025.

Results of Operations

Our entire activity since inception up to September 30, 2025 has been limited to organizational activities as well as activities related to the IPO and to consummate a Business Combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. On June 26, 2024, the Company entered into a Business Combination Agreement as discussed above. The Company filed its initial Form S-4 Registrant Statement on January 30, 2025 and filed four amendments to the Form S-4 on April 24, 2025, May 14, 2025, June 20, 2025, July 18, 2025, and August 5, 2025, however, there is no assurance that the Registration Statement will be declared effective or that the Business Combination will be completed. Pursuant to the terms of the Business Combination Agreement, as amended, the Business Combination Agreement could be terminated by either the Company or Infintium if the transactions contemplated by the Business Combination Agreement were not consummated by September 30, 2025. By letter dated October 1, 2025, Infintium informed the Company that it was exercising its right to terminate the Business Combination Agreement.

For the three months ended September 30, 2025, we incurred a net loss of $179,589, which consisted of formation and operating costs of $198,884, franchise tax expense of $8,400, and income taxes provision of $26,539, partially offset by interest income on the Trust Account of $54,234.

For the three months ended September 30, 2024, we generated a net income of $58,624, which consisted of interest income on the trust account of $232,158, offset by formation and operating costs of $113,854, franchise tax expense of $13,832 and income taxes provision of $45,848.

For the six months ended September 30, 2025, we incurred a net loss of $415,416, which consisted of formation and operating costs of $578,707, franchise tax expense of $21,000, and income taxes provision of $64,816, partially offset by interest income on the Trust Account of $249,107.

For the six months ended September 30, 2024, we generated a net income of $81,219, which consisted of interest income on the trust account of $925,418, offset by formation and operating costs of $629,217, franchise tax expense of $26,132 and income taxes provision of $188,850.

Liquidity and Going Concern

As of September 30, 2025, we had $371,603 in cash in our operating account as compared to cash of $14,692 at March 31, 2025 and working capital deficit of $5,290,212 as compared to $4,217,347 at March 31, 2025. The change in liquidity is attributable to cash used in operating activities of $92,485, cash used in financing activities of $13,185,111, and partially offset by cash provided by investing activities of $13,634,507.

For the six months ended September 30, 2025, there was $92,485 of cash used in operating activities resulting from interest income earned on investment held in Trust Account amounting to $249,107, net loss of $415,416, and non-cash deferred tax benefit of $10,223, and partially offset by the decrease in prepaid expenses of $2,226, the decrease in prepaid income taxes of $264,937, the decrease in prepaid franchise taxes of $21,000, and the increase in accrued expenses of $294,098.

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

For the six months September 30, 2025, there was $13,634,507 of cash provided by investing activities resulting from the withdrawal of an investment held in the Trust Account for payment to redeeming stockholders of $13,510,111, the withdrawal of an investment held in the Trust Account amounting to $324,396, offset by the purchase of investment held in Trust Account amounting to $200,000.

For the six months September 30, 2024, there was $38,375,986 of cash provided by investing activities resulting from the withdrawal of an investment held in the Trust Account for payment to redeeming stockholders of $38,044,345, the withdrawal of an investment held in the Trust Account amounting to $731,641, offset by the purchase of investment held in Trust Account amounting to $400,000.

For the six months ended September 30, 2025, there was $13,185,111 of cash used in financing activities resulting from the redemption of common stock of $13,510,111 offset by the proceeds from working capital and extension loans from our Sponsor amounting to $325,000.

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

As of September 30, 2025 and March 31, 2024, we had $3,301,966 and $2,976,9660, respectively, of borrowings under the working capital and extension loans.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280)” (“ASU 2023-07” or “Topic 280). The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, adopted retrospectively. We adopted ASU 2023-07 for the year ended March 31, 2025 and provided the requiring disclosure in the accompanying notes to the unaudited condensed consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We adopted this new guidance on April 1, 2025, and it did not have any impact on our unaudited condensed consolidated financial statements and related disclosures. We will provide the additional required disclosures in the year ended March 31, 2026 consolidated financial statements.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer/chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting that are described below.

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

Identification of Material Weaknesses in Internal Control Over Financial Reporting

Management determined that our internal control over financial reporting was not operating effectively as of September 30, 2025, to provide reasonable assurance that:

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

Based on our assessment of these control deficiencies as material weaknesses, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2025.

Management is in the process of implementing remediation steps to improve our internal control over financial reporting. Specifically, we performed sufficient detail review over the calculation of complex financial instruments and plan to communicate to the redemption stockholders in late August 2025 for additional payment to be paid in August 2025. We remediated the deficiency by reevaluating the estimated income tax and deposited the excess withdrawal made in July 2025 back to the Trust Account in November 2025.

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

Dated: November 19, 2025	GOLDENSTONE ACQUISITION LIMITED

	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)