Form 10-K
period 2026-03-31
Chi Special Acquisition Corp.
filed 2026-07-16
CIK 1858007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

CHI SPECIAL ACQUISITION CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	001-41328	85-3373323
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

4360 E. New York Street, Aurora, IL	60504
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (330) 352-7788

Goldenstone Acquisition Limited
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Common Stock

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At September 30, 2025, which is the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was approximately $4.87 million.

As of July 15, 2026, 1,866,406 shares  of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHI SPECIAL ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended March 31, 2026

i

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

ii

PART I

ITEM 1. BUSINESS

Overview

Chi Special Acquisition Corp. (“we,” “us,” “our,” “Chi” or the “Company”) is a Delaware corporation formerly known as Goldenstone Acquisition Limited incorporated as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to herein as our “initial business combination.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. The Company’s sponsor is Goldenstone Holdings, LLC (“Sponsor”) which is controlled by Eddie Ni.

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

Upon the closing of the initial public offering on March 21, 2022, a total of $58,362,500 of the net proceeds from the IPO, the Over-Allotment and the Private Placement (including $2,012,500 of the underwriter’s deferred commission) was deposited in a trust account (the “Trust Account”) established for the benefit of our public stockholders. As of March 31, 2026, a total of $18,666,931 including the net proceeds from the IPO and the Private Placement as well as income accrued since the date of the IPO was being held in a trust account established for the benefit of the Company’s public stockholders.

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

The initial stockholders, officers, directors, or their affiliates have agreed to loan us funds as may be required in order to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination (the “working capital loans”). As of March 31, 2026, the Company had $3,939,966 of borrowings under the working capital loans. Any future working capital loans would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $600,000 of the notes may be converted upon consummation of the Company’s business combination into private units at a price of $10.00 per unit. The Company concluded the embedded conversion feature within the working capital and extension loans is not required to be bifurcated and accounted for as a liability in its entirely with the working capital and extension loans. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans, if and when issued, would be evidenced by promissory notes. As of March 31, 2026, we had $5,618 held outside of the Trust Account.

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

On June 18, 2024, stockholders approved a further amendment to the Charter to extend the Combination Period, on a month-to-month basis to as late as June 21, 2025 provided that we deposit into the Trust Account $50,000 for each one-month extension. On June 18, 2025, the Charter and the Trust Agreement were further amended to extend the deadline to June 18, 2026 provided that deposits of at least $50,000 were made for each monthly extension and on March 17, 2026, the Charter and Trust Agreement were further amended to extend the date by which the Company has to consummate a business combination until December 21, 2026, each such extension for an additional one (1) month period, from March 21, 2026 to December 21, 2026 provided that deposits of $1,500 per each one-month extension are made. We have deposited payments to extend the Combination Period through July 21, 2026.

We now have until December 21, 2026 assuming all extensions are made, or such later time as our stockholders may approve in accordance with our Charter, to consummate our initial business combination. If we are unable to consummate our initial business combination by such date and do not obtain an additional extension, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s public warrants, public rights, private warrants or private rights. The warrants and rights will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15.

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

We may also be subject to risks due to uncertainty of the interpretation and the application of the People’s Republic of China (the “PRC”) laws and regulations. Recently, the PRC government initiated a series of regulatory actions and statements to regulate business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. In particular, on February 17, 2023, the Chinese Securities Regulatory Commission (the “CSRC”) issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and relevant supporting guidelines (collectively, the “New Administrative Rules Regarding Overseas Listings”), which came into effect on March 31, 2023. According to the New Administrative Rules Regarding Overseas Listings, among other things, a domestic company in the PRC that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC as per requirement of the Trial Measures. On February 24, 2023, the CSRC promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality and Archives Administration Provisions”), which also became effective on March 31, 2023. The Confidentiality and Archives Administration Provisions set out rules, requirements and procedures relating to provision of documents, materials and accounting archives for securities companies, securities service providers, overseas regulators and other entities and individuals in connection with overseas offering and listing, including without limitation to, domestic companies that carry out overseas offering and listing (either in direct or indirect means) and the securities companies and securities service providers (either incorporated domestically or overseas) that undertake relevant businesses shall not leak any state secret and working secret of government agencies, or harm national security and public interest, and a domestic company shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level, if it plans to, either directly or through its overseas listed entity, publicly disclose or provide any documents and materials that contain state secrets or working secrets of government agencies. Since the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions are newly promulgated, and the interpretation and implementation thereof are subject to change, we cannot assure you that they will not apply to us in the future and if we are required to complete such filings, we will be able to complete the relevant filings in a timely manner or fulfil all the regulatory requirements thereunder. At this time, it is highly uncertain on how the New Administrative Rules Regarding Overseas Listings and the Confidentiality and Archives Administration Provisions or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, and the potential impact such modified or new laws and regulations will have on our capability to complete a business combination within a prescribed time period, accept foreign investments, and post-combination entity’s ability to conduct its business or list on an United States (“U.S.”) exchange or other foreign exchange. See “Part I - Item 1. - Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” starting on page 4 of this Annual Report.

Although we are not a PRC operating entity, we cannot assure you that the Chinese government will reach the same conclusion, or will not promulgate new rules or regulations to govern us due to the ties our management and Sponsor have with China. The governing PRC laws and regulations can change quickly with little advance notice, which may result in a material change in our search for a target business and/or the value of our securities, or cause the value of our securities after we have completed our business combination to significantly decline or be worthless, or substantially limit or completely hinder the post-combined company’s ability to offer or continue to offer securities to investors. See “Part I - Item 1A. Risk Factors - Uncertainties with respect to the PRC legal system could have a material adverse effect on us.” on page 12 and “China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations may be quick with little advance notice and could have a material adverse effect on our business and the value of our securities.” on page 13 of this Annual Report. The Chinese government may intervene or influence the operations of the PRC operating entities at any time and may exert more control over offerings conducted overseas, which could result in a material change in our operations and/or the value of our securities. In addition, any actions by the Chinese government to exert more oversight and control over offerings that are conducted overseas could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Changes in China’s economic, political or social conditions, as well as possible interventions and influences of any government policies and actions; as well as uncertainties with respect to the PRC legal system could have a material adverse effect on our operation and the value of our securities. For instance, as the date of this Annual Report, we are not required to obtain any permission from China authorities nor received any objection or restriction from Chinese authorities to continue listing our securities in U.S. exchanges, however, we cannot guarantee that PRC authorities may not initiate any change in its law, rules or regulations, or governmental policies that would require permission or scrutiny from relevant PRC authorities for our listing; or any law, regulation, rules and policies will become effective and enforceable while we are seeking a target for the initial business combination that could substantially affect our operation and the value of our securities may depreciate quickly or even become worthless. See “Part I - Item 1.- Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations” on page 4. We are subject to risks and uncertainties about future actions of the PRC government or law enforcement to refrain our activities or operation due to the significant ties to China of our sponsor, officers and directors, which could limit our search for a target business and that can cause the value of our securities to significantly decline or become worthless. See “Part I - Item 1A. Risk Factors - Even though we are not a China-based issuer, the sponsor and some our officers and directors have significant ties to China. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence its operations at any time, which could result in a material change in its operations and/or the value of our securities. We are also currently not required to obtain approval from Chinese authorities to list on U.S. exchanges, however, if the relevant PRC government agencies decide that we were required to obtain approval and we were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on a U.S. exchange, which would materially affect the interest of our investors.” on page 10 of this Annual Report.

Terminated Business Combination Agreement

On June 26, 2024, we entered into a Business Combination Agreement (the “Agreement”) with Infintium Fuel Cell Systems, Inc., a Delaware corporation (the “Company”), Pacifica Acquisition Corp., a Delaware corporation (“Merger Sub”) and wholly-owned subsidiary of the Company, and Yan (Chris) Feng, solely in his capacity as representative, agent and attorney-in-fact of the Infintium Securityholders (the “Securityholder Representative,” and, together with Infintium, Goldenstone and Merger Sub, the “Parties”), pursuant to which Merger Sub will merge with and into Infintium (the “Merger”), with Infintium surviving the Merger as a wholly-owned subsidiary of Goldenstone. In connection with the Merger, Goldenstone will change its name to “Infintium Fuel Cell Systems Holdings, Inc.” The board of directors of Goldenstone has unanimously (i) approved and declared advisable the Agreement, the Merger and the other transactions contemplated by the Agreement and (ii) resolved to recommend approval of the Agreement and related matters by the stockholders of the Registrant once the Registration Statement has been declared effective. The Company filed Amendment No. 1 to its Form S-4 Registrant Statement on May 14, 2025, however, there is no assurance that the Registration Statement will be declared effective or that the Business Combination will be completed. Capitalized terms used herein but not otherwise defined have the meanings set forth in the Agreement.

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

Further, we do not consider ourselves a PRC operating entity or a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China.” We are a blank check company incorporated in Delaware with no operation of our own except searching for a non-China-based target for our initial business combination. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended March 31, 2026, we did not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

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

Permission Required from the PRC Authorities for a Business Combination and Relevant PRC Regulations

We are a blank check company incorporated in Delaware with no operations or subsidiaries in China. We are not a PRC operating entity and currently do not own or control any equity interest in any PRC company or operate any business in China. The China Securities Regulatory Commission (the “CSRC”) has not issued any definitive rule or interpretation concerning whether listing of our securities are subject to the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), and we believe that we are not required to obtain any licenses or approvals, under applicable PRC laws and regulations, for our seeking a target for the initial business combination. Further, according to the Measures for Cybersecurity Review, which was promulgated on December 28, 2021 and became effective on February 15, 2022, online platform operators holding more than one million users/users’ individual information shall be subject to cybersecurity review before listing abroad. As we are a blank check company and are not involved in the collection of personal data of at least 1 million users or implicate cybersecurity, we do not believe that we are, or the post-combination entity will be, a “network platform operator(s)”, or subject to the cybersecurity review of the Cyberspace Administration of China (the “CAC”). As of the date hereof, we have not received any inquiry, notice, warning, sanction or any regulatory objection to our listing from any relevant PRC authorities.

Further, we do not consider ourselves a PRC operating entity or a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China.” We are a blank check company incorporated in Delaware with no operation of our own except searching for a non-China-based target for our initial business combination. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended March 31, 2026, we did not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

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

We do not consider ourselves a China-based issuer, in particular, as specified in the Trial Administrative Measures of the Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines promulgated by the CSRC on February 17, 2023, which became effective on March 31, 2023. According to the Trial Administration Measures, an issuer is a “domestic [Chinese] company” if the issuer meets both of the following conditions and thus, subject to the requirements for domestic [Chinese] companies seeking to offer or list securities overseas, both directly and indirectly, thereunder: (i) any of the total assets, net assets, revenues or profits of the domestic operating entities of the issuer in the most recent accounting year accounts for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period; and (ii) its major operational activities are carried out in China or its main places of business are located in China, or the senior managers in charge of operation and management of the issuer are mostly Chinese citizens or are domiciled in China. Furthermore, we do not own or control any equity interest in any PRC company or operate any business in China, and during the fiscal year ended March 31, 2026, we do not have 50% or more of our total assets, net assets, revenues or profits located or generated in China.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete an initial business combination by July 21, 2026 (if the Company extends the Business Combination Period to the deadline) because of the length of the review process or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.”

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

Holders of Record

As of March 31, 2026, there were 1,866,406 of our shares of common stock issued and outstanding held by 10 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

None.

ITEM 6. [RESERVED]

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Chi Special”, “Goldenstone”, “our,” “us” or “we” refer to Chi Special Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

If we have not completed our initial business combination by July 21, 2026 if we don’t further extend, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We cannot assure you that our plans to complete our initial business combination will be successful.

On March 17, 2026, the Company’s stockholders approved a proposal to amend the Company’s Charter to change the name of the Company to “Chi Special Acquisition Corp.”.

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

On March 17, 2026, the Company’s stockholders approved a proposal to amend the Charter to provide that the time for the Company to complete its initial business combination under the Trust Agreement from March 21, 2026 to December 31, 2026 provided that the Company deposits into the trust account established in connection with the Company’s initial public offering the sum of $1,500 for each month extended (the “Sixth Extension”). In connection with the stockholders’ vote at the Special Meeting on March 17, 2026, 422,840 shares of common stock were tendered for redemption. As a result, $5,677,621 (approximately $13.43 per share) has been reserved from the Company’s Trust Account and paid to such holders in May 2026, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as United States income taxes and franchise taxes, but not including any excise tax, since that date. Following redemptions, the Company has 20,156 shares of public common stock outstanding. Pursuant to the Sixth Extension, the Company has deposited a total of four of $1,500 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by four months to July 21, 2026.

Results of Operations

Our entire activity since inception up to March 31, 2026 has been limited to organizational activities as well as activities related to the IPO and to consummate a Business Combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest. On June 26, 2024, the Company entered into a Business Combination Agreement as discussed above. The Company filed its initial Form S-4 Registrant Statement on January 30, 2025 and filed four amendments to the Form S-4 on April 24, 2025, May 14, 2025, June 20, 2025, July 18, 2025, and August 5, 2025, however, there is no assurance that the Registration Statement will be declared effective or that the Business Combination will be completed. Pursuant to the terms of the Business Combination Agreement, as amended, the Business Combination Agreement could be terminated by either the Company or Infintium if the transactions contemplated by the Business Combination Agreement were not consummated by September 30, 2025. By letter dated October 1, 2025, Infintium informed the Company that it was exercising its right to terminate the Business Combination Agreement.

For the year ended March 31, 2026, we incurred a net loss of $414,679, which consisted of formation and operating costs of $856,463, franchise tax expense of $34,250, and income taxes provision of $77,097, partially offset by income from business combination deposits forfeited by the former target company of $200,000 and interest income on the Trust Account of $353,131.

For the year ended March 31, 2025, we generated a net income of $109,366, which consisted of interest income on the Trust Account of $1,330,551 and franchise tax credit of $37,275, partially offset by formation and operating costs of $971,217 and income taxes provision of $287,243.

Liquidity and Going Concern

As of March 31, 2026, we had $5,618 in cash in our operating account as compared to cash of $14,692 at March 31, 2025 and working capital deficit of $11,591,904 as compared to $4,217,347 at March 31, 2025. The change in liquidity is attributable to cash used in operating activities of $248,866, cash used in financing activities of $12,905,502 and partially offset by cash provided by investing activities of $13,145,294.

For the year ended March 31, 2026, there was $248,866 of cash used in operating activities resulting from the net loss of $414,679, interest income earned on investment held in Trust Account amounting to $353,131, and non-cash deferred tax benefit of $10,205, increase in prepaid expenses of $205, decrease in business combination deposits $200,000 and offset by the decrease in prepaid income taxes of $277,200, the decrease in prepaid franchise taxes of $25,255, and the increase in accrued expenses of $426,899.

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

For the year ended March 31, 2026, there was $13,145,294 of cash provided by investing activities resulting from the withdrawal of an investment held in the Trust Account for payment to redeeming stockholders of $13,868,502, the withdrawal of an investment held in the Trust Account amounting to $324,396, offset by the purchase of investment held in Trust Account amounting to $1,047,604.

For the year ended March 31, 2025, there was $38,335,791 of cash provided by investing activities resulting from the withdrawal of an investment held in the Trust Account for payment to redeeming stockholders of $38,044,345, the withdrawal of an investment held in the Trust Account amounting to $991,446, offset by the purchase of investment held in Trust Account amounting to $700,000.

For the year ended March 31, 2026, there was $12,905,502 of cash used in financing activities resulting from the redemption of common stock of $13,868,502 and repayments of working capital loans from our Sponsor amounting to $80,000, offset by the proceeds from working capital and extension loans from our Sponsor amounting to $1,043,000.

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

We had until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if we anticipate that we may not be able to consummate our initial Business Combination within 12 months, we may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and the trustee, in order to extend the time available for us to consummate our initial Business Combination, our sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,725,000, or $0.30 per share if the Company extends for the full nine months). On September 21, 2023, our stockholders approved the amendment to our Amended and Restated Certificate of Incorporation to extend the date by which we have to consummate a business combination up to nine (9) times, each such extension for an additional one month period, from September 21, 2023 to June 21, 2024, and must deposit into the Trust Account in the sum of $100,000 for each one month extended. On June 18, 2024, the Company’s stockholders approved a second amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one month period, from June 21, 2024 to June 21, 2025, and must deposit into the Trust Account in the sum of $50,000 for each one month extended. Any such payments would be made in the form of a loan. On June 18, 2025, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended on September 21, 2023 and June 18, 2024, to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period, from June 21, 2025 to June 21, 2026, and must deposit into the trust account in the sum of $50,000 for each one month extended. On March 17, 2026, the Company’s stockholders approved a proposal to amend the Charter to provide that the time for the Company to complete its initial business combination under the Trust Agreement from March 21, 2026 to December 31, 2026 provided that the Company deposits into the trust account established in connection with the Company’s initial public offering the sum of $1,500 for each month extended. Any such loans will be non-interest bearing and payable upon the consummation of our initial Business Combination. If we complete our initial Business Combination, we would either repay such loaned amounts out of the proceeds of the Trust Account released to us, or up to $1,725,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender. The Sponsor has informed Goldenstone that it does not anticipate converting any of the loans into private units.

On December 8, 2025, we were notified of a loan assignment agreement (“LAA”) entered into in connection with a Membership Interest Purchase Agreement (“MIPA”) between the Sponsor and Sigma Fibonacci Limited (“Sigma”). Pursuant to the LAA, the Sponsor will assign to Sigma an aggregate principal amount of approximately $700,000 of an outstanding loan previously extended to the Company upon closing of the MIPA. Upon closing of the MIPA, Sigma will become the holder of the assigned portion of the loan and will obtain the rights to receive repayment of such amount. The assignment will not change the total outstanding principal balance owed by the Company but will change the lender with respect to the assigned portion of the loan. As of March 31, 2026, the MIPA has not been closed.

As of March 31, 2026 and 2025, we had $3,939,966 and $2,976,966, respectively, of borrowings under the working capital and extension loans.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. We adopted this new guidance on April 1, 2025 and provided additional required disclosures in the consolidated financial statements for the year ended March 31, 2026.

In November 2024, the FASB issued ASU No. 2024-03 "Disaggregation of Income Statement Expenses." The update requires public business entities to disclose in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. Specified expenses, gains and losses that are already disclosed under existing U.S. GAAP are also required to be included in the disaggregated income statement expense line-item disclosures, and any remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required annually. The ASU is effective for public entities for annual periods with fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Public entities are required to adopt the ASU prospectively. However, public entities are permitted to apply the amendments in the ASU retrospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU on its financial statements.

On December 8, 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements”. The ASU improves the navigability of the required interim reporting requirements. The ASU does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The update centralizes and clarifies interim reporting requirements by consolidating all interim disclosure rules into Topic 270 and establishing a new "disclosure principle" to capture material events occurring after the last annual report. Entities must apply a principle requiring the disclosure of any events or changes that have occurred since the end of the last annual reporting period that have a material impact on the entity (e.g., changes in long-term contracts, new borrowings, or business combinations). The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and can be applied either prospectively or retrospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU on its financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting that are described below.

Management determined that our internal control over financial reporting was not operating effectively as of March 31, 2026, to provide reasonable assurance that:

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

Based on our assessment of these control deficiencies as material weaknesses, management determined that we did not maintain effective internal control over financial reporting as of March 31, 2026.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2026. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, due to our determination of the material weaknesses in our disclosure controls, as described above, management determined that we did not maintain an effective internal control over financial reporting as of March 31, 2026.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Eddie Ni	63	Director, Chief Executive Officer, Chief Financial Officer, and President
Wong Chi Kit	47	Director
Jonathan McKeage	72	Independent Director
Chung Fu Wing	54	Independent Director
Shangwei Chen	41	Independent Director

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

Wong Chi Kit is the Founder of Sigma Global Fund and serves as a Responsible Officer for a Hong Kong licensed asset management firm. With over 20 years of experience in asset management and capital markets, he has established a distinguished track record of delivering superior risk-adjusted returns. He currently oversees three active portfolios with a strategic focus on US equities, private equity, technology, media, and telecommunications (TMT), and global multi-asset credit.

Recognized as one of Hong Kong’s premier financial analysts, Mr. Wong possesses deep expertise in the full investment lifecycle, including successful portfolio exits via Initial Public Offerings (IPOs) and Special Purpose Acquisition Companies (SPACs) in major exchanges. He holds a Bachelor’s degree in Economics from Concordia University, Canada. His professional credentials include serving as an International Affiliate of the Hong Kong Institute of Certified Public Accountants (HKICPA), and he holds Fellowships with both the Institute of Public Accountants (IPA) in Australia and the Institute of Financial Accountants (IFA) in the United Kingdom. We believe Mr. Kit is qualified to serve as a director due to his financial analysis, IPO and SPAC experience.

Jonathan McKeage. Mr. McKeage has been our director since July 2021. has over 30 years of experience in the areas of M&A, corporate finance, equity analysis, trading and investor relations. Mr. McKeage has held executive positions at publicly traded U.S. corporations, including Vice President of Corporate Development for NASDAQ-quoted, Minneapolis-based Digital Angel Corporation, where for seven years (2004-2010) he coordinated acquisitions and divestitures and served as in-house investor relations manager for this international RFID and GPS technology group. During this time, he also served as CEO and Director of New Jersey-based Digital Angel subsidiary InfoTech USA, an OTC-quoted provider of information technology and consulting services to small and medium sized businesses, where he led a business model restructuring and eventual sale to a private equity group, as part of the parent company’s program of divestiture of non-core assets. Before this, Mr. McKeage for two years was an Account Manager with Allen & Caron, a New York and London based investor relations firm, where he led roadshows and wrote press releases for the firm’s small cap client base, and advised C-suite executives on IR strategies. In the early 1990s Mr. McKeage spent three years with Kalb Voorhis, a New-York based brokerage and specialist operation, where he acted as floor broker on the NYSE and client relationship manager with the firm’s AMEX specialist unit, as well as on the firm’s equity sales desk “upstairs” executing customer trades on these exchanges. Following this, he spent two years with Niederhoffer Investments, a New York-based financial group engaged primarily in commodities trading, where he engaged in commodities research and ADR trading, as well as managing the firm’s private company exclusive sale business. Mr. McKeage’s investment banking experience includes seven years (1995-2002) as a Managing Director in the Corporate Finance department of New York-based Dominick& Dominick LLC, where he was involved in a number of domestic and international M&A and equity funding assignments and also led European roadshows for US clients in conjunction with Dominick’s then-extensive European branch network. During this time Mr. McKeage also published a number of research reports on small cap technology companies. Prior to his time with Dominick, Mr. McKeage was an Associate with Morgan Grenfell Inc., the New York office of Morgan Grenfell plc, the British merchant bank, where he participated in domestic and cross-border M&A transactions, and also participated in a roadshow for the launch of Morgan Grenfell’s London-based merchant banking fund (1986-1990). Mr. McKeage began his investment banking career in the Municipal Finance division of PaineWebber in New York, where he was a member of a team structuring tax-exempt municipal bonds. More recently (since 2015), Mr. McKeage has been involved in educational services, as a corporate executive, teacher and consultant. He has served as CEO, Director and Senior Advisor for American Education Center, Inc., a New York-based, OTC-quoted provider of college application advice, and acclimation and business services to Chinese students studying in the US and their families. During this time, he also taught online courses in Equity Analysis, Personal Investing, US Capital Markets, M&A, and the Global Investment Banking Industry. Mr. McKeage holds a BA degree from Rice University, MA and PhD degrees from Harvard University and a Certificate in Business Administration from The Wharton School. We believe Mr. McKeage is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

Chung Fu Wing has 30 years of experience in multi-asset investment, and management consulting in Asia. He is a seasoned, award-winning fund manager with deep insight in Asian and global capital markets. Over the past decade he won numerous fund management awards including the prestigious HFM Asian Performance Award, the Overseas Golden Bull Awards, etc. Prior to his career in investment management, he was a strategy consultant with the Boston Consulting Group and Kearny, and was a financial advisory consultant with Arthur Andersen, with focus on corporate strategy, M&A due diligence, and post-merger integration. completed his MBA in Finance (Beta Gamma Sigma) from Columbia Business School, and BBA in Professional Accountancy from the Chinese University of Hong Kong. He is a CFA Charterholder and a member of the American Institute of Certified Public Accountants. We believe Mr. Wing is qualified to serve as our director due to investments and consulting experience.

Shangwei Chen has over 13 years of experience in investment advisory, corporate restructuring, and healthcare management, with a focus on M&A execution and strategic fundraising. He is the Founder and Managing Partner of SJ Investment, where he advises on capital restructuring and connects business owners with private equity partners. He also serves as Director and Executive Partner at NIEN TAI MEDICAL INSTRUMENTS, a 46-year-old medical device distributor, leading strategic modernization and portfolio expansion. He began his career at Ta Chong Bank (now Yuanta Financial Holdings), specializing in treasury operations, liquidity management, and risk assessment. He holds a B.A. in Sociology from National Taipei University. We believe Mr. Chen is qualified to serve as our director due to his M&A experience.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Jonathan McKeage, Chung Fu Wing, and Shangwei Chen are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. We have established an audit committee of the board of directors, which consists of Jonathan McKeage, Chung Fu Wing, and Shangwei Chen, each of whom is an independent director under Nasdaq’s listing standards. Jonathan McKeage is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Jonathan McKeage qualified as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Jonathan McKeage, Chung Fu Wing , and Shangwei Chen, each of whom is an independent director under Nasdaq’s listing standards. Nan Sun is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Jonathan McKeage, Chung Fu Wing, and Shangwei Chen, each of whom is an independent director under Nasdaq’s listing standards. Jonathan McKeage is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of July 15, 2026 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of July 15, 2026, we had 1,866,406 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants or in connection with the rights, as the warrants and rights are not exercisable within 60 days of July 15, 2026.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Eddie Ni(2)	1,217,195	65.21
Wong Chi Kit(3)	111,110	5.95
Jonathan McKeage	15,000	*
Chung Fu Wing	-	*
Shangwei Chen	-	*
All directors and executive officers (five individuals) as a group	1,232,195	66.01
5% Stockholders
Eddie Ni	1,217,195	65.21
Ray Chen(4)	187,813	10.06
Sigma Fibonacci Limited(3)	111,110	5.95

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 4360 E. New York Street, Aurora, IL 60504.

(2)	Consists of 842,350 shares owned by Goldenstone Capital, LLC, currently controlled by Eddie Ni, 200,000 shares owned by Goldenstone Holding, LLC and 175,625 shares included in private placement units purchased by Goldenstone Holding, LLC.

(3)	Consists of 111,110 shares that may be deemed to be beneficially owned by virtue of its ownership of ownership interests in Goldenstone Holding, LLC. Wong Chi Kit controls Sigma Fibonacci Limited.

(4)	Shares are held through Raymond Charles Holding LLC.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal year ended March 31, 2026, Marcum Asia acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum Asia for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are currently provided by Marcum Asia. The aggregate fees billed by Marcum Asia for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the fiscal years ended March 31, 2026 and 2025 totaled $194,300 and $139,399 respectively. This amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. There were no fees billed by Marcum Asia for consultations concerning financial accounting and reporting standards for the fiscal years ended March 31, 2026 and 2025 nor were any such services provided.

Tax Fees. There were no fees billed by Marcum Asia for tax planning and tax advice for the fiscal years ended March 31, 2026 and 2025 nor were any such services provided.

All Other Fees. There were no fees billed by Marcum Asia for other services for the fiscal years ended March 31, 2026 and 2025 nor were any such services provided.

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

CHI SPECIAL ACQUISITION CORP.

Dated: July 15, 2026	By:	/s/ Eddie Ni
	Name:	Eddie Ni
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eddie Ni	Chairman, Chief Executive Officer and Chief Financial Officer	July 15, 2026
Eddie Ni	(Principal Executive, Financial and Accounting Officer)

/s/ Wong Chi Kit	Director	July 15, 2026
Wong Chi Kit

/s/ Jonathan McKeage
Jonathan McKeage	Director	July 15, 2026

/s/ Chung Fu Wing
Chung Fu Wing	Director	July 15, 2026

/s/ Shangwei Chen
Shangwei Chen	Director	July 15, 2026

CHI SPECIAL ACQUISITION CORP

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Chi Special Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chi Special Acquisition Corp. (the “Company”, formerly known as Goldenstone Acquisition Limited) as of March 31, 2026 and 2025, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before July 21, 2026. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to July 21, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond July 21, 2026 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY
July 15, 2026

CHI SPECIAL ACQUISITION CORP.

(FORMERLY KNOWN AS GOLDENSTONE ACQUISITION LIMITED)

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2026	2025
ASSETS
Current assets:
Cash	$5,618	$14,692
Prepaid expenses	2,705	2,500
Prepaid income taxes	10,711	287,911
Prepaid franchise taxes	910	26,165
Total current assets	19,944	331,268

Dividend receivable	17,561	66,155
Cash and investments held in Trust Account	5,923,362	18,666,931
TOTAL ASSETS	$5,960,867	$19,064,354

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$1,311,526	$884,628
Working capital and extension loans - related party	3,939,966	2,976,966
Due to related parties	25,000	25,000
Business combination deposits	-	200,000
Payables due to redeeming stockholders	5,677,621	-
Excise tax payable	657,735	462,021
Total current liabilities	11,611,848	4,548,615

Deferred tax liability	3,688	13,893
Deferred underwriting discounts and commissions	2,012,500	2,012,500
TOTAL LIABILITIES	13,628,036	6,575,008

Commitments and contingencies

Common stock subject to possible redemption, 20,156 and 1,595,871 shares at redemption value of $13.64 and $11.91 per share as of March 31, 2026 and 2025, respectively	274,922	19,007,601

Stockholders’ deficit:

Common stock, $0.0001 par value, 15,000,000 shares authorized, 1,846,250 shares issued and outstanding as of March 31, 2026 and 2025	185	185
Additional paid-in capital	-	-
Accumulated deficit	(7,942,276)	(6,518,440)
Total stockholders’ deficit	(7,942,091)	(6,518,255)

TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT	$5,960,867	$19,064,354

The accompanying notes are an integral part of these consolidated financial statements.

CHI SPECIAL ACQUISITION CORP.

 (FORMERLY KNOWN AS GOLDENSTONE ACQUISITION LIMITED)

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	March 31, 2026	March 31, 2025

Formation and operating costs	$(856,463)	$(971,217)
Franchise tax (expenses) credit	(34,250)	37,275
Loss from operations	(890,713)	(933,942)

Other income:
Income from business combination deposits forfeited by the former target company	200,000	-
Interest earned on investment held in Trust Account	353,131	1,330,551

(Loss) income before income taxes	(337,582)	396,609

Income taxes provision	(77,097)	(287,243)

Net (loss) income	$(414,679)	$109,366

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	676,304	2,349,413
Basic and diluted net income per share, common stock subject to possible redemption	$0.72	$0.33
Basic and diluted weighted average shares outstanding, common stock attributable to Chi Special Acquisition Corp.	1,846,250	1,846,250
Basic and diluted net loss per share, common stock attributable to Chi Special Acquisition Corp.	$(0.49)	$(0.36)

The accompanying notes are an integral part of these consolidated financial statements.

CHI SPECIAL ACQUISITION CORP.

(FORMERLY KNOWN AS GOLDENSTONE ACQUISITION LIMITED)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - March 31, 2024	1,846,250	$185	$-	$(4,622,035)	$(4,621,850)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(1,625,328)	(1,625,328)
Excise tax payable attributable to redemption of common stock	-	-	-	(380,443)	(380,443)
Net income	-	-	-	109,366	109,366
Balance - March 31, 2025	1,846,250	185	-	(6,518,440)	(6,518,255)
Accretion of subsequent measurement of common stock subject to redemption value	-	-	-	(813,444)	(813,444)
Excise tax payable attributable to redemption of common stock	-	-	-	(195,713)	(195,713)
Net loss	-	-	-	(414,679)	(414,679)
Balance - March 31, 2026	1,846,250	$185	$-	$(7,942,276)	$(7,942,091)

The accompanying notes are an integral part of these consolidated financial statements.

CHI SPECIAL ACQUISITION CORP.

(FORMERLY KNOWN AS GOLDENSTONE ACQUISITION LIMITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	March 31, 2026	March 31, 2025

Cash Flows from Operating Activities:
Net (loss) income	$(414,679)	$109,366
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from business combination deposits forfeited by the former target company	(200,000)	-
Interest earned on investment held in Trust Account	(353,131)	(1,330,551)
Deferred tax benefit	(10,205)	(37,152)
Change in operating assets and liabilities:
Prepaid expenses	(205)	58,250
Prepaid income taxes	277,200	(287,911)
Prepaid franchise taxes	25,255	(26,165)
Accrued expenses	426,899	391,802
Income tax payable	-	(358,882)
Franchise tax payable	-	(12,300)
Net Cash Used in Operating Activities	(248,866)	(1,493,543)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	13,868,502	38,044,345
Purchase of investment held in Trust Account	(1,047,604)	(700,000)
Withdrawal of investment held in Trust Account to pay taxes	324,396	991,446
Net Cash Provided by Investing Activities	13,145,294	38,335,791

Cash Flows from Financing Activities:
Redemption of common stock	(13,868,502)	(38,044,345)
Proceeds from working capital and extension loans from related party	1,043,000	1,415,966
Repayments of working capital loans from related party	(80,000)	(230,000)
Net Cash Used in Financing Activities	(12,905,502)	(36,858,379)

Net Change in Cash	(9,074)	(16,131)

Cash at beginning of year	14,692	30,823

Cash at end of year	$5,618	$14,692

Supplemental Cash Flow Information
Cash paid for income taxes	$81,099	$971,189
Cash paid for interest	$-	$-

Supplemental Disclosure of Non-cash Financing Activities
Excise tax payable attributable to redemption of common stock	$195,713	$380,443
Accretion of subsequent measurement of common stock subject to redemption value	$813,444	$1,625,328
Payables due to redeeming stockholders	$5,677,621	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHI SPECIAL ACQUISITION CORP.

(FORMERLY KNOWN AS GOLDENSTONE ACQUISITION LIMITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

NOTE 1 — ORGANIZATION AND BUSINESS BACKGROUND

Chi Special Acquisition Corp. (the “Company”) is a Delaware corporation incorporated as a blank check company on September 9, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

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

The Company has selected March 31 as its fiscal year end. As of March 31, 2026 and 2025, the Company had not commenced any operations. For the period from September 9, 2020 (inception) to March 31, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (as defined below) and to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company also issued 57,500 shares of Common Stock (the “Representative Shares”) to Maxim Group LLC and/or its designees (“Maxim”) as part of representative compensation. The Representative Shares are identical to the Common Stock sold as part of the Public Units, except that Maxim Group LLC has agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. In addition, Maxim Group LLC has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 12 months (or up to 21 months if the Company extends the period of time to consummate a Business Combination) from the effective date of its registration statement (see Extension of the Deadline to Complete an Initial Business Combination section below). The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the offering pursuant to Rule 5110(e)(1) of FINRA’s Rules. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated nor may they be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of this offering except to any underwriter and selected dealer participating in the offering and their officers or partners, registered persons or affiliates. The Company used a Black-Scholes option-pricing Model that values the Representative Shares granted to Maxim Group LLC and/or its designees. The key inputs into the Binomial model were (i) risk- free interest rate of 0.75%, (ii) volatility of 12.96%, (iii) expected life of 1 year, and (iv) 85% probability of business combination. According to the Black-Scholes option-pricing model, the fair value of the 57,500 Representative Shares was approximately $441,025 or $7.67 per share, and were recorded as offering costs during the three months ended March 31, 2022.

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

As of March 31, 2026 and 2025, the Company over withdrew $0 and $287,911, respectively, of its federal income tax payment from the Trust Account to pay for income taxes estimates. In November 2025, the Company deposited the balance back to the Trust Account. In December 2025, after confirming with the Trustee, the Company distributed the $358,391 to the redeeming shareholders tendered for redemption in June 2025 and accreted the over-accrued payables due to the redeeming shareholders balance of $25,187 back to the common stock subject to possible redemption value.

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

The Company initially had until 12 months from the closing of the Initial Public Offering (until March 21, 2023) and further provided that the Company could extend the Business Combination Period for up to 9 additional months in three-month increments provided that the Company deposited into trust $575,000 for each three-month extension. On September 21, 2023, the Charter and the Trust Agreement were amended to extend the date by which the Company has to consummate a business combination up to nine (9) times, each such extension for an additional one (1) month period, from September 21, 2023 to June 21, 2024, provided that the Company deposited into the trust the sum of $100,000 for each one month extension. On June 18, 2024, the Charter and the Trust Agreement were further amended to (i) extend the date by which Company has to consummate a business combination to June 21, 2025 provided that the Company deposits a sum of $50,000 for each one month extended (for a total of up to 39 months to complete a Business Combination) (the “Combination Period”) and (ii) remove the requirement for the Company to have at least $5,000,001 in net tangible assets upon completion of a Business Combination. On June 18, 2025, the Charter and the Trust Agreement were amended to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period, from June 21, 2025 to June 21, 2026, provided that the Company deposited into the trust the sum of $50,000 for each one month extension . On March 17, 2026, the Company’s stockholders approved a proposal to amend the Investment Management Trust Agreement, dated March 16, 2022 by and between the Company and Continental Stock Transfer& Trust Company (as previously amended) (the “Charter”), by and between the Company and Continental Stock Transfer & Trust Company, to provide that the time for the Company to complete its initial business combination under the Trust Agreement from March 21, 2026 to December 31, 2026 provided that the Company deposits into the trust account established in connection with the Company’s initial public offering the sum of $1,500 for each month extended, based upon the voting results set forth below (see Extension of the Deadline to Complete an Initial Business Combination section below).

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

On March 17, 2026, the Company’s stockholders approved a proposal to amend the Company’s Charter to change the name of the Company to “Chi Special Acquisition Corp.”.

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

Pursuant to the terms of the Agreement, as amended, the Agreement could be terminated by either the Company or Infintium if the transactions contemplated by the Agreement were not consummated by September 30, 2025. By letter dated October 1, 2025, Infintium informed the Company that it was exercising its right to terminate the Agreement. As a result of the termination due to reason attributable to Infintium, the Company recognized the Earnest Money in the amount of $200,000 as other income in the accompanying consolidated statements of operations for the year ended March 31, 2026.

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

On June 18, 2025, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended on September 21, 2023 and June 18, 2024, to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period, from June 21, 2025 to June 21, 2026 (the “Fifth Extension”). In connection with the stockholders’ vote at the Annual Meeting, 1,152,875 shares of common stock were tendered for redemption. As a result, $13,868,502 (approximately $12.03 per share) has been removed from the Company’s Trust Account in July and December 2025 to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as United States income taxes and franchise taxes, but not including any excise tax, since that date. Following redemptions, the Company has 442,996 shares of public common stock outstanding. Pursuant to the Fifth Extension, the Company has deposited a total of nine of $50,000 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by nine months to March 21, 2026.

On March 17, 2026, the Company’s stockholders approved a proposal to amend the Charter to provide that the time for the Company to complete its initial business combination under the Trust Agreement from March 21, 2026 to December 31, 2026 provided that the Company deposits into the trust account established in connection with the Company’s initial public offering the sum of $1,500 for each month extended (the “Sixth Extension”). In connection with the stockholders’ vote at the Special Meeting on March 17, 2026, 422,840 shares of common stock were tendered for redemption. As a result, $5,677,621 (approximately $13.43 per share) has been reserved from the Company’s Trust Account and paid to such holders in May 2026, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as United States income taxes and franchise taxes, but not including any excise tax, since that date. Following redemptions, the Company has 20,156 shares of public common stock outstanding. Pursuant to the Sixth Extension, the Company has deposited a total of four of $1,500 in the Trust Account, to initially extend the date by which the Company can complete an initial business combination by four months to July 21, 2026.

Liquidity and Going Concern

As of March 31, 2026, the Company had $5,618 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering and working capital deficit of $11,591,904.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 6). In addition, if the Company is unable to complete a Business Combination within the Combination Period by July 21, 2026, if not further extended, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that the IR Act tax provisions may have an impact to the Company’s years ended March 31, 2026, 2025, and 2024 excise tax expense as there were redemptions by the public stockholders in March 2026, June 2025, June 2024, and October 2023; as a result, the Company recorded $657,735 and $462,021 excise tax liability as of March 31, 2026 and 2025, with corresponding charge to accumulated deficit. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s charge to accumulated deficit in future periods. The excise tax return for the year ended March 31, 2024 in the amount of $81,578 is required to be filed by October 31, 2024. The excise tax return for the year end ending March 31, 2025 in the amount of $380,443 is required to be filed by July 31, 2025. The excise tax return for the year end ending March 31, 2026 in the amount of $195,713 is required to be filed by July 31, 2026. As of the date of this filing, the Company has not filed its March 31, 2026, 2025 and 2024 excise tax return because the payment of the excise tax payable is ambiguity for the special purpose acquisition company, and the Company has not paid the excise taxes when due, and estimated that the interest and penalties will not be assessed even if excise will be required to be remitted. As a result, the Company believe it will have immaterial to the Company’s consolidated financial statements  as of March 31, 2026.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, significantly amending U.S. federal tax law, including changes to international tax provisions, expensing of research and experimental expenditures, depreciation, and interest deduction rules. The company does not expect the OBBBA to have a material impact on its effective tax rate.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statement are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.   All intercompany transactions and balances are eliminated in consolidation.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and 2025.

Dividend receivable

Dividend receivable represents Trust earnings from the last month of the reporting period that are not added to the balance of the Trust Account until the next month.

Investments Held in Trust Account

As of March 31, 2026 and 2025, $5,923,362 and $18,666,931, respectively, of the assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income or loss or the related tax provision or benefit but is otherwise able to make a reasonable estimate, the tax provision or benefit applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income or loss and associated income tax provision or benefit based on actual results through the year ended March 31, 2026 and 2025.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Federal tax returns filed in fiscal years ended March 31, 2024 through 2026 remain subject to examination by any applicable tax authorities.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable Common Stock and non-redeemable Common Stock and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable Common Stock. Any remeasurement of the accretion to redemption value of the Common Stock subject to possible redemption was deemed to be dividends paid to the public stockholders. For the years ended March 31, 2026 and 2025, the Company has not considered the effect of a) the Public and Private Warrants sold in the Initial Public Offering to purchase an aggregate of 6,101,250 shares, b) the Public and Private Rights that will automatically convert into an aggregate of 610,125 shares upon consummation of its initial Business Combination, c) the Unit Purchase Option (“UPO”) to purchase up to 270,250 Units, which includes an option to purchase 270,250 shares, option to purchase an aggregate of 270,250 shares from the exercise of warrants, and 27,025 shares automatically converted from the 270,250 rights upon consummation of its initial Business Combination, and d) up to 232,500 Private Units upon optional conversion of the Working Capital and Extension Loans, in the calculation of diluted net income (loss) per share, since the exercise of the Public and Private Warrants, the effect of the Public and Private Rights, the exercise of the UPO, and the conversion of the Working Capital and Extension Loans are contingent upon the occurrence of future events and the inclusion of these financial securities would be anti-dilutive. The Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into Common Stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025
Net (loss) income	$(414,679)	$109,366
Accretion of redeemable common stock to redemption value	(813,444)	(1,625,328)
Net loss including accretion of redeemable common stock to redemption value	$(1,228,123)	$(1,515,962)

	For the Year End		For the Year End
	March 31, 2026		March 31, 2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(329,263)	$(898,860)	$(848,882)	$(667,080)
Accretion of initial and subsequent measurement of common stock subject to redemption value	813,444	-	1,625,328	-
Allocation of net income (loss)	$484,181	$(898,860)	$776,446	$(667,080)
Denominators:
Weighted-average shares outstanding	676,304	1,846,250	2,349,413	1,846,250
Basic and diluted net income (loss) per share	$0.72	$(0.49)	$0.33	$(0.36)

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company early adopted this new guidance on April 1, 2025 (see Note 9).

In November 2024, the FASB issued ASU No. 2024-03 "Disaggregation of Income Statement Expenses." The update requires public business entities to disclose in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. Specified expenses, gains and losses that are already disclosed under existing U.S. GAAP are also required to be included in the disaggregated income statement expense line-item disclosures, and any remaining amounts need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses are also required annually. The ASU is effective for public entities for annual periods with fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Public entities are required to adopt the ASU prospectively. However, public entities are permitted to apply the amendments in the ASU retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

On December 8, 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements”. The ASU improves the navigability of the required interim reporting requirements. The ASU does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The update centralizes and clarifies interim reporting requirements by consolidating all interim disclosure rules into Topic 270 and establishing a new "disclosure principle" to capture material events occurring after the last annual report. Entities must apply a principle requiring the disclosure of any events or changes that have occurred since the end of the last annual reporting period that have a material impact on the entity (e.g., changes in long-term contracts, new borrowings, or business combinations). The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — CASH AND INVESTMENTS HELD IN TRUST ACCOUNT

As of March 31, 2026 and 2025, assets held in the Trust Account were comprised of $5,923,362 and $18,666,931, respectively, in cash and money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	March 31, 2025
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$5,923,362	$18,666,931

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

As of March 31, 2026 and 2025, the common stock subject to possible redemption reflected on the balance sheets are reconciled in the following table:

	Shares	Amount
Common stock subject to possible redemption, March 31, 2024	4,991,461	$55,426,618
Redemption of common stock	(3,395,590)	(38,044,345)
Plus:
Subsequent accretion of carrying value to redemption value		1,625,328
Common stock subject to possible redemption, March 31, 2025	1,595,871	19,007,601
Redemption of common stock	(1,575,715)	(19,546,123)
Plus:
Subsequent accretion of carrying value to redemption value		813,444
Common stock subject to possible redemption, March 31, 2026	20,156	$274,922

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

As of March 31, 2026 and 2025, there were 1,437,500 Insider Shares issued and outstanding.

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

The Company had until 12 months from the closing of the Initial Public Offering to consummate an initial Business Combination. However, if the Company anticipates that it may not be able to consummate its initial Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement to be entered into between the Company and the trustee, in order to extend the time available for the Company to consummate its initial Business Combination, its sponsor or its affiliates or designees, upon ten days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share) on or prior to the date of the applicable deadline, for each three month extension (or up to an aggregate of $1,725,000, or $0.30 per share if the Company extends for the full nine months). On September 21, 2023, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to nine (9) times, each such extension for an additional one month period, from September 21, 2023 to June 21, 2024, and must deposit into the Trust Account in the sum of $100,000 for each one month extended. On June 18, 2024, the Company’s stockholders approved a second amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one month period, from June 21, 2024 to June 21, 2025, and must deposit into the Trust Account in the sum of $50,000 for each one month extended. On June 18, 2025, the Company’s stockholders approved the amendment to the Company’s Amended and Restated Certificate of Incorporation, as previously amended on September 21, 2023 and June 18, 2024, to extend the date by which the Company has to consummate a business combination up to twelve (12) times, each such extension for an additional one (1) month period, from June 21, 2025 to June 21, 2026, and must deposit into the trust account in the sum of $50,000 for each one month extended. Any such payments would be made in the form of a loan.   On March 17, 2026, the Company’s stockholders approved a proposal to amend the Charter to provide that the time for the Company to complete its initial business combination under the Trust Agreement from March 21, 2026 to December 31, 2026 provided that the Company deposits into the trust account established in connection with the Company’s initial public offering the sum of $1,500 for each month extended. Any such loans will be non-interest bearing and payable upon the consummation of its initial Business Combination. If the Company completes its initial Business Combination, the Company would either repay such loaned amounts out of the proceeds of the Trust Account released to the Company, or up to $1,725,000 of such loans may be convertible into private units at a price of $10.00 per unit at the option of the lender. The Sponsor has informed Goldenstone that it does not anticipate converting any of the loans into private units.

On December 8, 2025, the Company was notified of a loan assignment agreement (“LAA”) entered into in connection with a Membership Interest Purchase Agreement (“MIPA”) between the Sponsor and Sigma Fibonacci Limited (“Sigma”). Pursuant to the LAA, the Sponsor will assign to Sigma an aggregate principal amount of approximately $700,000 of an outstanding loan previously extended to the Company upon closing of the MIPA, when the Business Combination will be closed. Upon closing of the MIPA, Sigma will become the holder of the assigned portion of the loan and will obtain the rights to receive repayment of such amount. The assignment will not change the total outstanding principal balance owed by the Company but will change the lender with respect to the assigned portion of the loan. As of March 31, 2026, the MIPA has not been closed.

As of March 31, 2026 and 2025, the Company had $3,939,966 and $2,976,966, respectively, of borrowings under the working capital and extension loans.

 Administrative Services Agreement and Service Fees

The Company is obligated, commencing from the closing of the Initial Public Offering and for 12 months, to pay the sponsor’s affiliate and officers of the Company, a monthly fee of $25,000 for general and administrative services including office space, utilities, secretarial support and officers’ services to the Company. The Administrative Services Agreement and the service fees to be paid to the officers will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public stockholders. Such administrative services agreement and services fees were ended on March 31, 2023. As both of March 31, 2026 and 2025, the balance due to the officers of the Company for general and administrative services amounted to $25,000.

Representative Shares

The Company issued 57,500 shares of Common Stock (the “Representative Shares”) to Maxim as part of representative compensation. The Representative Shares are identical to the Common Stock sold as part of the Public Units, except that Maxim Group LLC has agreed not to transfer, assign or sell any such representative shares until the completion of the Company’s initial Business Combination. In addition, Maxim Group LLC has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 12 months (or up to 21 months if the Company extends the period of time to consummate a Business Combination) from the effective date of its registration statement. The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the offering pursuant to Rule 5110€(1) of FINRA’s Rules. The lock-up period has expired.

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

NOTE 8 — STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue up to 15,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2026 and 2025, there were 1,846,250 shares of common stock issued and outstanding, respectively, which does not include common stock subject to possible redemption.

Rights

As of March 31, 2026 and 2025, there were 5,750,000 Public Rights and 351,250 Private Rights outstanding.  Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one share of common stock upon consummation of its initial Business Combination. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware law. As a result, the holder must hold rights in multiples of 10 in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. The Company accounted for the 5,750,000 rights issued with the IPO as equity instruments in accordance with ASC 480 and ASC 815. The Company accounted for the rights as an expense of the IPO resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the rights is approximately $4.4 million, or $0.76 per Right, using the Black-Scholes Option Pricing Model. The fair value of the rights is estimated as of the date of grant using the following assumptions: (1) expected volatility of 12.96%, (2) risk-free interest rate of 0.75%, (3) expected life of 1 year, (4) exercise price of $0.00 and (5) stock price of $9.03.

Warrants

As of March 31, 2026 and 2025, there were 5,750,000 Public Warrants and 351,250 Private Warrants outstanding.  Each redeemable warrant entitles the holder thereof to purchase one-half (1/2) of one share of common stock at a price of $11.50 per full share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later of the completion of an initial Business Combination and 12 months from the closing of the Initial Public Offering. However, no public warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the public warrants is not effective within 90 days from the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier redemption.

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

The Company’s (loss) income before (benefit) expense for income taxes of $(337,582) and $396,609 are all attributable to the United States for the years ended March 31, 2026 and 2025, respectively.

The income tax provision (benefit) consists of the following:

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025
Current
Federal	$87,302	$324,395
State	—	—
Deferred
Federal	(10,205)	(37,152)
State	—	—
Total	$77,097	$287,243

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For the Year Ended		For the Year Ended
	March 31, 2026		March 31, 2025
Taxable (loss) income	$(337,582)	100.0%	$396,609	100.0%

(Benefit) expense for income taxes at U.S. federal statutory rate	$(70,892)	21.0%	$83,288	21.0%
Interest and penalty on federal income tax	16,914	(5.0)%	—	—%
Change in valuation allowance	131,075	(38.8)%	203,955	51.4%
Total tax provision and effective tax rate	$77,097	(22.8)%	$287,243	72.4%

The Company’s net deferred tax assets (liabilities) were as follows as of:

	March 31, 2026	March 31, 2025
Deferred tax assets:
Start-up/organization costs	$706,816	$575,740
Deferred tax liability:
Accrued dividend income	(3,688)	(13,893)
Total deferred tax assets	703,128	561,847
Valuation allowance	(706,816)	(575,740)
Deferred tax liability, net	$(3,688)	$(13,893)

As of March 31, 2026 and 2025, the Company had $3,365,789 and $2,741,621 of U.S. federal and state gross deferred tax assets on start-up/organization costs carryovers available to offset future taxable income over the period of 180 months upon the consummation of the Business Combination. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance of $706,816 and $575,740 as of March 31, 2026 and 2025, respectively. The valuation allowance increased by $131,075   from March 31, 2025 to March 31, 2026.

As of March 31, 2026 and 2025, the Company prepaid income taxes of $10,711, net of current provision for the year ended December 31, 2026, and $287,911, respectively. The Company withdrew the prepaid income taxes balance from the Trust Account as the Company was required to pay estimated federal income taxes payments for the years ending March 31, 2026 and 2025 based on the actual year ending March 31, 2024 federal income taxes payments during the years ended March 31, 2026 and 2025, respectively. In September 2025, the Company received the refunds of the prepaid income taxes balance of $270,998, net of $16,914 late payment interest and penalty for the year ended March 31, 2024 estimated tax payment.

The following is a supplemental schedule of cash paid for income taxes:

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025
Cash paid during the period for income taxes:
Federal	$81,099	$971,189
State	—	—
Total cash paid during the period for income taxes	$81,099	$971,189

NOTE 10 — SEGEMNT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements   information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying consolidated   financial statements using the retrospective method of adoption.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended	For the Year Ended
	March 31, 2026	March 31, 2025
Professional service fee in connection with the Business Combination	$(342,986)	$(403,866)
Other formation and operating costs	(513,477)	(567,351)
Franchise tax (expenses) credit	(34,250)	37,275
Income from business combination deposits forfeited by the former target company	200,000	—
Interest earned on investment held in Trust Account	353,131	1,330,551
Income taxes provision	(77,097)	(287,243)
Net (loss) income	$(414,679)	$109,366

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

In April, May and June 2026, the Company issued three unsecured promissory notes in the principal amount of $1,500 to the Sponsor. The proceeds of the promissory note were deposited into the Company’s Trust Account for the public stockholders, which enables the Company to extend the period of time it has to consummate its initial Business Combination from April 21, 2026 to July 21, 2026.